Form 10-Q
period 1997-06-28
METRIKA SYSTEMS CORP
filed 1997-08-05
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                         Commission File Number 1-13085


                           METRIKA SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       33-0733537
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    5788 Pacific Center Boulevard
    San Diego, California                                               92121
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes [   ]  No [ X ]

         The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 18, 1997, the date its Registration Statements on Form S-1 and Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 25, 1997
        ----------------------------      ----------------------------
        Common Stock, $.01 par value                 8,267,828
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 28,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 51,838      $ 20,229
      Accounts receivable, less allowances of
        $792 and $440                                   11,567        10,896
      Unbilled contract costs and fees                   3,263         1,706
      Inventories:
        Raw materials and supplies                       3,978         4,207
        Work in process                                  3,770         1,230
        Finished goods                                     830           910
      Prepaid income taxes and other current
        assets                                           1,612         1,457
                                                      --------      --------
                                                        76,858        40,635
                                                      --------      --------

    Property, Plant, and Equipment, at Cost             15,030        15,956
      Less: Accumulated depreciation and
            amortization                                 4,155         3,856
                                                      --------      --------
                                                        10,875        12,100
                                                      --------      --------
    Other Assets                                           827           926
                                                      --------      --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                13,187        13,105
                                                      --------      --------
                                                      $101,747      $ 66,766
                                                      ========      ========



                                        2PAGE

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligation                         $ 14,255       $ 11,578
      Accounts payable                                  2,879          2,463
      Accrued payroll and employee benefits             2,661          2,225
      Customer deposits                                 4,302          3,377
      Accrued installation and warranty costs           1,877          1,350
      Billings in excess of contract costs and fees       603            470
      Other accrued expenses                            4,541          3,150
      Due to parent company and affiliated companies    1,284          7,317
                                                     --------       --------
                                                       32,402         31,930
                                                     --------       --------
    Accrued Pension Costs                               4,439          4,752
                                                     --------       --------
    Long-term Obligation                                4,502          5,223
                                                     --------       --------
    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 25,000,000
        shares authorized; 8,267,828 and
        5,967,828 shares issued and outstanding            83             60
      Capital in excess of par value                   58,555         26,050
      Retained earnings                                 2,240            298
      Cumulative translation adjustment                  (474)        (1,547)
                                                     --------       --------
                                                       60,404         24,861
                                                     --------       --------
                                                     $101,747       $ 66,766
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                    June 28,        June 29,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $14,133         $12,589
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                 7,629           7,125
      Selling, general, and administrative expenses    3,419           3,246
      Research and development expenses                1,053             726
                                                     -------         -------
                                                      12,101          11,097
                                                     -------         -------

    Operating Income                                   2,032           1,492
    Interest Income                                      253               1
    Interest Expense                                    (239)           (109)
                                                     -------         -------
    Income Before Provision for Income Taxes           2,046           1,384
    Provision for Income Taxes                           819             554
                                                     -------         -------
    Net Income                                       $ 1,227         $   830
                                                     =======         =======
    Earnings per Share                               $   .20         $   .16
                                                     =======         =======
    Weighted Average Shares                            6,069           5,193
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                    ------------------------
                                                    June 28,        June 29,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $26,725         $24,183
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                14,665          13,940
      Selling, general, and administrative expenses    6,795           6,384
      Research and development expenses                2,060           1,405
                                                     -------         -------
                                                      23,520          21,729
                                                     -------         -------

    Operating Income                                   3,205           2,454
    Interest Income                                      473               2
    Interest Expense                                    (440)           (325)
                                                     -------         -------
    Income Before Provision for Income Taxes           3,238           2,131
    Provision for Income Taxes                         1,296             852
                                                     -------         -------
    Net Income                                       $ 1,942         $ 1,279
                                                     =======         =======
    Earnings per Share                               $   .32         $   .25
                                                     =======         =======
    Weighted Average Shares                            6,021           5,193
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        5PAGE

                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                        Six Months Ended
                                                    ------------------------
                                                   June 28,         June 29,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  1,942         $  1,279
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization               844              884
            Provision for losses on accounts
              receivable                                 79                -
            Other noncash items                         165              261
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                    (111)           1,562
                Inventories and unbilled contract
                  costs and fees                     (3,426)          (1,423)
                Other current assets                   (152)             559
                Accounts payable                        373              649
                Billings in excess of contract
                 costs and fees                         131           (1,983)
                Other current liabilities             2,678            1,383
                                                   --------         --------
    Net cash provided by operating activities         2,523            3,171
                                                   --------         --------
    Investing Activities:
      Acquisition (Note 2)                           (1,347)               -
      Purchases of property, plant, and equipment      (295)            (375)
      Other                                              57               25
                                                   --------         --------
    Net cash used in investing activities            (1,585)            (350)
                                                   --------         --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        32,527                -
      Net transfers to parent company prior to
        the capitalization of the Company                 -           (1,076)
      Decrease in due to parent company
        and affiliated companies                     (6,033)            (848)
      Increase (decrease) in short-term
        obligations                                   3,720             (727)
      Repayment of long-term obligation                (172)            (398)
                                                   --------         --------
    Net cash provided by (used in) financing
      activities                                   $ 30,042         $ (3,049)
                                                   --------         --------

                                        6PAGE

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)


                                                       Six Months Ended
                                                   -------------------------
                                                   June 28,         June 29,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $    629         $   (222)
                                                   --------         --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                    31,609             (450)
    Cash and Cash Equivalents at Beginning of
      Period                                         20,229            1,302
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $ 51,838         $    852
                                                   ========         ========
    Noncash Activities:
      Fair value of assets of acquired company     $  2,380         $      -
      Cash paid for acquired company                 (1,347)               -
                                                   --------         --------
      Liabilities assumed of acquired company      $  1,033         $      -
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.







                                        7PAGE

                           METRIKA SYSTEMS CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-25243), filed with the Securities and Exchange Commission.

    2.  Acquisition

        On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries Inc. (Autometrics), for $1,347,000 in cash. Autometrics is a manufacturer and marketer of on-line analysis instruments for the minerals processing industry.

        The acquisition has been accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements from its date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $400,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and Autometrics on a pro forma basis, assuming the companies had been combined since the beginning of 1996.
                                             Three Months     Six Months
                                                 Ended           Ended
                                             ------------     ----------
    (In thousands except                         June 29,       June 29,
    per share amounts)                               1996           1996
    --------------------------------------------------------------------
    Revenues                                      $12,949        $25,023
    Net income                                        578            784
    Earnings per share                                .11            .15
                                        8PAGE

                           METRIKA SYSTEMS CORPORATION

        The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of Autometrics been made at the beginning of 1996.

    3.  Initial Public Offering

        In June 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering at $15.50 per share for net proceeds of $32,527,000. Following the initial public offering, Thermo Instrument Systems Inc. owned approximately 60% of the Company's outstanding common stock.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1 (File No. 333-25243), filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets on-line process optimization systems that employ proprietary ultra-high speed advanced scientific measurement technologies for applications in raw materials analysis and finished materials quality control. The Company is a pioneer in the development of process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic materials production processes, including coal, cement, and minerals. The Company also manufactures advanced systems which are used to measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

        The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. There can be no assurance that such businesses will be available at prices attractive to the Company. On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries Inc. (Autometrics) a manufacturer and marketer of on-line analysis instruments for the minerals processing industry.

                                        9PAGE

                           METRIKA SYSTEMS CORPORATION

        A significant portion of the Company's sales are for large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1996, approximately 56% of the Company's revenues originated outside the U.S. and approximately 26% of the Company's revenues were exports from the U.S. Revenues originating outside the U.S. represent revenues of the Company's on-line finished materials quality control business. The operations of the on-line finished materials quality control business are located in Germany, the United Kingdom, and France, which principally sell in their local currencies. Exports from the Company's U.S. operation are denominated in U.S. dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Since the operations of the on-line finished materials quality control business are conducted in Europe, principally Germany, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's operating results have been adversely affected by a recession in Germany. The Company's strategy is to expand its on-line finished materials quality control business in the U.S. and Asian markets, which in turn may reduce the Company's exposure to European market conditions.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues increased 12% to $14,133,000 in the second quarter of 1997 from $12,589,000 in the second quarter of 1996, reflecting an increase of $1,379,000 at the on-line raw materials analyzer business, primarily due to increased sales in international markets and the inclusion of $368,000 in revenues from Autometrics, acquired December 31, 1996. Revenues increased at the on-line finished materials quality control business, principally due to an increase in demand in the U.S. and Asian markets. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $333,000. The future sales growth of the Company will depend in part upon increasing industry acceptance of its on-line raw materials analyzers, as well as the Company's ability to further penetrate the U.S. and Asian markets for its on-line finished materials quality control systems.

        The gross profit margin increased to 46% in the second quarter of 1997 from 43% in the second quarter of 1996. The gross profit margin at the on-line raw materials analyzer business improved to 48% in 1997 from 45% in 1996 resulting principally from the inclusion in 1996 of lower-margin revenues from a large order, offset in part by the inclusion in 1997 of lower-margin revenues at Autometrics. The gross profit margin at the on-line finished materials quality control business improved to 44% in 1997 from 42% in 1996 due to higher costs incurred in the 1996 period relating to the introduction of new products, and an increase in higher-margin sales in 1997 resulting from the introduction of such new products.

                                       10PAGE

                           METRIKA SYSTEMS CORPORATION

        Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the second quarter of 1997 from 26% in the second quarter of 1996, principally due to an increase in revenues. Research and development expenses increased to $1,053,000 in the second quarter of 1997 from $726,000 in the second quarter of 1996, primarily due to an increase in product development expenses at the on-line raw materials analyzer business.

        Interest income increased by $252,000 in the second quarter of 1997 primarily due to interest earned on the invested net proceeds from the Company's December 1996 private placement. Interest expense increased to $239,000 in 1997 from $109,000 in 1996, principally due to an increase in short-term borrowings at foreign divisions, as well as an increase in applicable interest rates.

        The effective tax rate was 40% in the second quarter of 1997 and 1996. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues increased 11% to $26,725,000 in the first six months of 1997 from $24,183,000 in the first six months of 1996, reflecting an increase of $3,714,000 at the on-line raw materials analyzer business, primarily due to increased sales in international markets and the inclusion of $1,102,000 in revenues from Autometrics, acquired December 31, 1996. These increases were offset in part by a decrease in revenues at the on-line finished materials quality control business due to a decrease in demand in Germany, offset in part by an increase in sales in the U.S. and Asian markets. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $547,000.

        The gross profit margin increased to 45% in the first six months of 1997 from 42% in the first six months of 1996. The gross profit margin at the on-line raw materials analyzer business was unchanged at 48% in 1997 and 1996. An increase in the gross profit margin due to the inclusion in 1996 of lower-margin revenues from a large order, was offset by the inclusion in 1997 of lower-margin revenues at Autometrics. The gross profit margin at the on-line finished materials quality control business improved to 42% in 1997 from 38% in 1996 due to higher costs incurred in the 1996 period relating to the introduction of new products, and an increase in higher-margin sales in 1997 resulting from the introduction of such new products.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first six months of 1997 from 26% in the first six months of 1996, principally due to an increase in revenues. Research and development expenses increased to $2,060,000 in the first six months of 1997 from $1,405,000 in the first six months of 1996, primarily due to an increase in product development expenses at the on-line raw materials analyzer business.

                                       11PAGE

                           METRIKA SYSTEMS CORPORATION

        Interest income increased by $471,000 in the first six months of 1997 primarily due to interest earned on the invested net proceeds from the Company's December 1996 private placement. Interest expense increased to $440,000 in 1997 from $325,000 in 1996 for the reasons discussed in the results of operations for the second quarter.

        The effective tax rate was 40% in the first six months of 1997 and 1996. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    Liquidity and Capital Resources

        Consolidated working capital was $44,456,000 at June 28, 1997, compared with $8,705,000 at December 28, 1996. Included in working capital are cash and cash equivalents of $51,838,000 at June 28, 1997, compared with $20,229,000 at December 28, 1996. Additionally, included in working capital are short-term borrowings and advances from parent company and affiliated companies of $15,539,000 at June 28, 1997, and $18,895,000 at December 28, 1996.

        During the first six months of 1997, $2,523,000 of cash was provided by operating activities. Cash provided by the Company's operating results was reduced primarily by a $3,426,000 increase in inventories and unbilled contract costs and fees, which was offset in part by a $2,678,000 increase in other current liabilities. Inventories increased primarily due to a build-up of inventory in anticipation of shipments at the on-line finished materials quality control business. The increase in unbilled contract costs and fees occurred principally at the on-line finished materials quality control business and resulted primarily from the timing of billing on percentage-of-completion contracts.
        During the first six months of 1997, the Company expended $1,585,000 of cash for investing activities. On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of Autometrics for $1,347,000 in cash (Note 2). The Company expended $295,000 for the purchase of property, plant, and equipment during the first six months of 1997.

        The Company's financing activities provided $30,042,000 of cash in the first six months of 1997. In June 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering for net proceeds of $32,527,000 (Note 3). During the first six months of 1997, the Company increased its foreign short-term borrowings by $3,720,000 and repaid $172,000 of its long-term obligation. A decrease in "Due to parent company and affiliated companies" used $6,033,000 in cash during the first six months of 1997.

        In the remainder of 1997, the Company plans to make capital expenditures for property, plant, and equipment of approximately $400,000. Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. The Company

                                       12PAGE

                           METRIKA SYSTEMS CORPORATION
    expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.















                                       13PAGE

                           METRIKA SYSTEMS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

                                             METRIKA SYSTEMS CORPORATION



                                             Paul F. Kelleher
                                             -----------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             -----------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer








                                       14PAGE

                           METRIKA SYSTEMS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.