Form 10-Q
period 1997-09-27
METRIKA SYSTEMS CORP
filed 1997-11-04
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes [ X ] No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at September 27, 1997
        ----------------------------      ---------------------------------
        Common Stock, $.01 par value                  8,267,828
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                          METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                  (Unaudited)

                                     Assets


                                               September 27,   December 28,
   (In thousands)                                       1997           1996
   ------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                      $ 43,626       $ 20,229
     Available-for-sale investments, at quoted
       market value (amortized cost of $9,269)         9,286              -
     Accounts receivable, less allowances of
       $819 and $440                                  12,752         10,896
     Unbilled contract costs and fees                  5,095          1,706
     Inventories:
       Raw materials and supplies                      3,540          4,207
       Work in process                                 2,540          1,230
       Finished goods                                    992            910
     Prepaid income taxes and other current
       assets                                          2,236          1,457
                                                    --------       --------
                                                      80,067         40,635
                                                    --------       --------

   Property, Plant, and Equipment, at Cost            14,763         15,956
     Less: Accumulated depreciation and
           amortization                                4,254          3,856
                                                    --------       --------
                                                      10,509         12,100
                                                    --------       --------
   Other Assets                                          777            926
                                                    --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                               13,065         13,105
                                                    --------       --------
                                                    $104,418       $ 66,766
                                                    ========       ========



                                        2PAGE

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligation                         $ 11,902       $ 11,578
      Accounts payable                                  2,632          2,463
      Accrued payroll and employee benefits             2,783          2,225
      Accrued income taxes                              2,399            597
      Customer deposits                                 3,495          3,377
      Accrued installation and warranty costs           2,290          1,350
      Other accrued expenses                            4,051          3,023
      Due to parent company and affiliated companies    3,929          7,317
                                                     --------       --------
                                                       33,481         31,930
                                                     --------       --------
    Accrued Pension Costs                               4,435          4,752
                                                     --------       --------
    Long-term Obligation                                4,110          5,223
                                                     --------       --------
    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 25,000,000
        shares authorized; 8,267,828 and
        5,967,828 shares issued and outstanding            83             60
      Capital in excess of par value                   58,555         26,050
      Retained earnings                                 4,083            298
      Cumulative translation adjustment                  (339)        (1,547)
      Net unrealized gain on available-for-sale
        investments                                        10              -
                                                     --------       --------
                                                       62,392         24,861
                                                     --------       --------
                                                     $104,418       $ 66,766
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                              ------------------------------
                                             September 27,     September 28,
    (In thousands except per share amounts)           1997              1996
    ------------------------------------------------------------------------
    Revenues                                       $14,886           $13,584
                                                   -------           -------
    Costs and Operating Expenses:
      Cost of revenues                               7,618             7,382
      Selling, general, and administrative expenses  3,837             3,267
      Research and development expenses                953               752
                                                   -------           -------
                                                    12,408            11,401
                                                   -------           -------
    Operating Income                                 2,478             2,183

    Interest Income                                    770                 1
    Interest Expense                                  (165)             (274)
                                                   -------           -------
    Income Before Provision for Income Taxes         3,083             1,910
    Provision for Income Taxes                       1,240               764
                                                   -------           -------
    Net Income                                     $ 1,843           $ 1,146
                                                   =======           =======
    Earnings per Share                             $   .22           $   .22
                                                   =======           =======
    Weighted Average Shares                          8,268             5,193
                                                   =======           =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 27,   September 28,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $41,611         $37,767
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                22,283          21,322
      Selling, general, and administrative expenses   10,632           9,651
      Research and development expenses                3,013           2,157
                                                     -------         -------
                                                      35,928          33,130
                                                     -------         -------
    Operating Income                                   5,683           4,637

    Interest Income                                    1,243               3
    Interest Expense                                    (605)           (599)
                                                     -------         -------
    Income Before Provision for Income Taxes           6,321           4,041
    Provision for Income Taxes                         2,536           1,616
                                                     -------         -------
    Net Income                                       $ 3,785         $ 2,425
                                                     =======         =======
    Earnings per Share                               $   .56         $   .47
                                                     =======         =======
    Weighted Average Shares                            6,770           5,193
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                              September 27,    September 28,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  3,785         $  2,425
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization             1,237            1,344
            Provision for losses on accounts
              receivable                                274                -
            Other noncash items                          87              411
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                  (1,843)          (1,328)
                Inventories and unbilled contract
                  costs and fees                     (3,857)           1,345
                Other current assets                 (1,021)             417
                Accounts payable                        161            1,103
                Other current liabilities             3,917           (1,109)
                                                   --------         --------
    Net cash provided by operating activities         2,740            4,608
                                                   --------         --------
    Investing Activities:
      Acquisition (Note 2)                           (1,347)               -
      Purchases of available-for-sale investments    (9,122)               -
      Purchases of property, plant, and equipment      (358)            (459)
      Other                                              57               25
                                                   --------         --------
    Net cash used in investing activities           (10,770)            (434)
                                                   --------         --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        32,528                -
      Net transfers to parent company prior to
        the capitalization of the Company                 -           (1,120)
      Decrease in due to parent company
        and affiliated companies                     (2,274)            (400)
      Increase (decrease) in short-term
        obligations                                   1,135           (1,889)
      Repayment of long-term obligation                (169)            (593)
                                                   --------         --------
    Net cash provided by (used in) financing
      activities                                   $ 31,220         $ (4,002)
                                                   --------         --------

                                        6PAGE

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                              September 27,    September 28,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $    207         $   (254)
                                                   --------         --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                    23,397              (82)
    Cash and Cash Equivalents at Beginning of
      Period                                         20,229            1,302
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $ 43,626         $  1,220
                                                   ========         ========
    Noncash Activities:
      Fair value of assets of acquired company     $  2,380         $      -
      Cash paid for acquired company                 (1,347)               -
                                                   --------         --------
      Liabilities assumed of acquired company      $  1,033         $      -
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        7PAGE

                           METRIKA SYSTEMS CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-38371), filed with the Securities and Exchange Commission.

    2.  Acquisition

        On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries Inc. (Autometrics), for $1,347,000 in cash. Autometrics is a manufacturer and marketer of on-line analysis instruments for the minerals-processing industry.

        The acquisition has been accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements from its date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $400,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired.

        Based on unaudited data, the following table presents selected financial information for the Company and Autometrics on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                                       Three Months   Nine Months
                                           Ended         Ended
                                      -------------  -------------
    (In thousands except              September 28,  September 28,
    per share amounts)                         1996           1996
    --------------------------------------------------------------------
    Revenues                                $14,398        $39,421
    Net income                                1,063          1,847
    Earnings per share                          .20            .36

                                        8PAGE

                           METRIKA SYSTEMS CORPORATION

        The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of Autometrics been made at the beginning of 1996.

    3.  Initial Public Offering

        In June 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering at $15.50 per share for net proceeds of $32,528,000. Following the initial public offering, Thermo Instrument Systems Inc. owned approximately 60% of the Company's outstanding common stock.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1 (File No. 333-38371), filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets on-line process optimization systems that employ proprietary ultra high-speed advanced scientific measurement technologies for applications in raw materials analysis and finished materials quality control. The Company is a pioneer in the development of process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic materials production processes, including coal, cement, and minerals. The Company also manufactures advanced systems that are used to measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

        The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. There can be no assurance that such businesses will be available at prices attractive to the Company. On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries Inc. (Autometrics), a manufacturer and marketer of on-line analysis instruments for the minerals-processing industry.

                                        9PAGE

                           METRIKA SYSTEMS CORPORATION

        A significant portion of the Company's sales are of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1996, approximately 56% of the Company's revenues originated outside the U.S. and approximately 26% of the Company's revenues were exports from the U.S. Revenues originating outside the U.S. represent revenues of the Company's on-line finished materials quality control business. The operations of the on-line finished materials quality control business are located in Germany, the United Kingdom, and France, which principally sell in their local currencies. Exports from the Company's U.S. operation are denominated in U.S. dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Since the operations of the on-line finished materials quality control business are conducted in Europe, principally Germany, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's operating results have been adversely affected by an economic downturn in Germany. The Company's strategy is to expand its on-line finished materials quality control business in geographic areas outside of Europe with particular emphasis in North America, which in turn may reduce the Company's exposure to European market conditions.

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues increased 10% to $14,886,000 in the third quarter of 1997 from $13,584,000 in the third quarter of 1996, reflecting an increase of $1,049,000 at the on-line raw materials analyzer business, primarily due to increased sales in international markets and the inclusion of $138,000 in revenues from Autometrics, acquired December 31, 1996. Revenues increased at the on-line finished materials quality control business, principally due to an increase in demand in the U.S., which resulted primarily from the strengthening of the U.S. dollar relative to the German deutsche mark, as well as increased sales due to the introduction of new products. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $917,000. The future sales growth of the Company will depend in part upon increasing industry acceptance of its on-line raw materials analyzers, as well as the Company's ability to further penetrate the U.S. and Asian markets for its on-line finished materials quality control systems.

        The gross profit margin increased to 49% in the third quarter of 1997 from 46% in the third quarter of 1996. The gross profit margin at the on-line raw materials analyzer business improved to 55% in 1997 from 51% in 1996 resulting principally from increased volume and a change in product mix, offset in part by the inclusion in 1997 of lower-margin revenues at Autometrics. The gross profit margin at the on-line finished materials quality control business improved to 43% in 1997 from 41% in 1996 due to higher costs incurred in the 1996 period relating to the introduction of new products, and an increase in higher-margin sales in 1997 resulting from the introduction of such new products.
                                       10PAGE

                           METRIKA SYSTEMS CORPORATION

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the third quarter of 1997 from 24% in the third quarter of 1996, primarily due to an increase in legal expenses in connection with a patent infringement lawsuit initiated by the Company's Gamma-Metrics subsidiary, relating to its on-line raw materials cement analyzer systems. Research and development expenses increased to $953,000 in the third quarter of 1997 from $752,000 in the third quarter of 1996, primarily due to an increase in product development expenses at the on-line raw materials analyzer business.

        Interest income increased by $769,000 in the third quarter of 1997, primarily due to interest earned on the invested net proceeds from the Company's June 1997 initial public offering and December 1996 private placement. Interest expense decreased to $165,000 in 1997 from $274,000 in 1996, principally due to a decrease in short-term borrowing at foreign divisions, as well as a decrease in applicable interest rates.

        The effective tax rate was 40% in the third quarter of 1997 and 1996. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased 10% to $41,611,000 in the first nine months of 1997 from $37,767,000 in the first nine months of 1996, reflecting an increase of $4,763,000 at the on-line raw materials analyzer business, primarily due to increased sales in international markets and the inclusion of $1,240,000 in revenues from Autometrics, acquired
    December 31, 1996. Revenues increased at the on-line finished materials quality control business principally due to the reasons discussed in the results of operations for the third quarter. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $1,464,000.

        The gross profit margin increased to 46% in the first nine months of 1997 from 44% in the first nine months of 1996. The gross profit margin at the on-line raw materials analyzer business increased to 50% in 1997 from 49% in 1996, resulting principally from increased volume and a change in product mix, offset in part by the inclusion in 1997 of lower-margin revenues at Autometrics. The gross profit margin at the on-line finished materials quality control business improved to 42% in 1997 from 39% in 1996 primarily due to the reasons discussed in the results of operations for the third quarter.

        Selling, general, and administrative expenses as a percentage of revenues was unchanged at 26% in the first nine months of 1997 and 1996. A decrease due to an increase in revenues was offset by an increase in legal expenses for the reason discussed in the results of operations for

                                       11PAGE

                           METRIKA SYSTEMS CORPORATION
    the third quarter. Research and development expenses increased to $3,013,000 in the first nine months of 1997 from $2,157,000 in the first nine months of 1996, primarily due to an increase in product development expenses at the on-line raw materials analyzer business.

        Interest income increased by $1,240,000 in the first nine months of 1997, primarily due to interest earned on the invested net proceeds from the Company's December 1996 private placement and June 1997 initial public offering.

        The effective tax rate was 40% in the first nine months of 1997 and 1996. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    Liquidity and Capital Resources

        Consolidated working capital was $46,586,000 at September 27, 1997, compared with $8,705,000 at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $52,912,000 at September 27, 1997, compared with $20,229,000 at
    December 28, 1996. Additionally, included in working capital are short-term borrowings and advances from parent company and affiliated companies of $15,831,000 at September 27, 1997, and $18,895,000 at
    December 28, 1996.

        During the first nine months of 1997, $2,740,000 of cash was provided by operating activities. Cash provided by the Company's operating results was reduced primarily by a $3,519,000 increase in unbilled contract costs and fees and a $1,843,000 increase in accounts receivable. These uses of cash were offset in part by a $3,917,000 increase in other current liabilities, primarily due to an increase in accrued income taxes and accrued installation expenses. The increase in unbilled contract costs and fees occurred principally at the on-line finished materials quality control business and resulted primarily from the timing of billing on percentage-of-completion contracts. The increase in accounts receivable was principally due to the timing of cash collections.

        During the first nine months of 1997, the Company's primary investing activities, excluding purchases of available-for-sale investments, included an acquisition and capital expenditures. On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of Autometrics for $1,347,000 in cash (Note 2). The Company expended $358,000 for the purchase of property, plant, and equipment during the first nine months of 1997. In the remainder of 1997, the Company plans to make capital expenditures for property, plant, and equipment of approximately $200,000.

        The Company's financing activities provided $31,220,000 of cash in the first nine months of 1997. In June 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering for net proceeds of $32,528,000 (Note 3). During the first nine months of 1997, the Company increased its foreign short-term borrowings by $1,135,000 and repaid $169,000 of its long-term obligation. A decrease in "Due to parent company and affiliated companies" used $2,274,000 of cash during the first nine months of 1997.
                                       12PAGE

                           METRIKA SYSTEMS CORPORATION

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds

    (d) Use of Proceeds

        The Company sold 2,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-25243), which was declared effective by the Securities and Exchange Commission on June 18, 1997. The managing underwriters of the offering were Salomon Brothers, Inc., Lehman Brothers, Smith Barney Inc., and Cazenove & Co. The aggregate gross proceeds of the offering were $35,650,000. The Company's total expenses in connection with the offering were $3,122,000, of which $2,323,000 was for underwriting discounts and commissions and $799,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates). The Company's net proceeds from the offering were $32,528,000. As of September 27, 1997, the Company expended $63,000 of such net proceeds for the purchase of property, plant, and equipment, $953,000 for research and development expenses, and $2,136,000 for working capital. As of September 27, 1997, the Company had expended an aggregate of $3,152,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade interest or dividend bearing instruments. As of September 27, 1997, the remaining net proceeds of $29,376,000 were invested pursuant to a repurchase agreement with Thermo Electron Corporation. As of September 27, 1997, the Company had $52,912,000 of cash, cash equivalents, and available-for-sale investments.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


                                       13PAGE

                           METRIKA SYSTEMS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1997.

                                             METRIKA SYSTEMS CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer




















                                       14PAGE

                           METRIKA SYSTEMS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.