Form 10-K
period 1998-01-03
METRIKA SYSTEMS CORP
filed 1998-03-13
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998
    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                         Commission file number 1-13085

                           METRIKA SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       33-0733537
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    5788 Pacific Center Boulevard
    San Diego, CA                                                       92121
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
    ----------------------------   -----------------------------------------
    Common Stock, $.01 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $44,382,000.

    As of January 30, 1998, the Registrant had 8,267,828 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business.

        Metrika Systems Corporation (the Company or the Registrant) develops, manufactures, and markets on-line process optimization systems that employ proprietary ultra-high-speed advanced scientific measurement technologies for applications in raw-materials analysis and finished-materials quality control. The Company manufactures process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coal, cement, and minerals. The Company also manufactures advanced systems which are used to measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

        The Company's systems make real-time, on-line, non-invasive, nondestructive, precise measurements of materials using advanced scientific measurement techniques, including gamma spectroscopy, beta particle detection, laser spectroscopy, X-ray fluorescence, and ultrasound. The Company's systems incorporate proprietary intelligent sensors that have been developed for specific production processes along with ultra-high-speed signal-processing electronics. These systems can be combined with the Company's proprietary real-time software to form integrated process optimization systems designed to fit the customer's specific application.

        On December 31, 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries, Inc. (Autometrics), for $1,347,000 in cash. Autometrics designs, manufactures, and markets on-line analysis instruments for the minerals processing industry.

        The Company was incorporated as a Delaware corporation in November 1996. In connection with the Company's incorporation, Thermo Instrument Systems Inc., transferred to the Company the assets, liabilities, and business of its Gamma-Metrics subsidiary and Radiometrie division in exchange for 5,000,000 shares of the Company's common stock. In December 1996, the Company sold 967,828 shares of its common stock in a private placement at $15.00 per share for net proceeds of $13,528,000. In June 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering at $15.50 per share for net proceeds of approximately $32.5 million. As of January 3, 1998, Thermo Instrument owned 5,000,000 shares of the Company's common stock, representing 60% of such stock outstanding. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement,

                                        2PAGE
    preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers. Thermo Instrument is an 82% owned subsidiary of Thermo Electron Corporation. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper-recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical services, and conducts advanced-technology, research and development.

    Forward-Looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1997* Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Information About Industry Segments

        The Company is engaged in one business segment.

    (c) Description of Business

        (i) Principal Products and Services

    On-line Raw Materials Analysis Business

        The Company manufactures on-line process optimization systems which non-invasively measure and analyze the physical and chemical properties of a stream of bulk solid materials in real time. The systems are primarily used to analyze the composition of raw materials used in certain basic industries, such as coal, cement, and minerals. The analysis technique used in the Company's process optimization systems involves neutron interrogation. Under neutron interrogation, each element, when activated by neutrons, emits gamma rays of unique characteristics which allow identification and quantification of the elements present. Neutron interrogation allows the entire stream of the material to be analyzed and eliminates the need for sampling. In addition, it provides accurate analysis of the materials, especially those that are non-homogeneous, and can be used to analyze a broad range

    * References to 1997, 1996, and 1995, herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE
    of substances. The systems contain proprietary sensors that detect gamma rays emitted from the material being analyzed, which is activated by the neutron source within the analyzer. This yields a composite gamma ray spectrum of the material. Through on-line high-speed spectroscopy, this spectrum is then decomposed into its constituent parts by using microprocessors and sophisticated real-time analytical software. The analyzer can then translate this data into the elemental composition of the raw materials and can also use the information to infer certain quality-control parameters specific to the process.

        The Company currently markets the following family of products based on its neutron-interrogation technology:

        On-line Coal Analyzer. The Company's on-line coal analyzer can examine entire streams of coal at a rate of up to four hundred tons per hour, determine the sulfur and ash concentration of the coal on a continuous basis, and can also simultaneously compute the calorific value of the coal, among other quality parameters. Customers can use the data to blend or sort the coal depending on its quality. The Company has developed proprietary high-speed software that can be incorporated into the system to enable the customer to automatically adjust and control the coal blending and sorting process on-line.

        Coal analyzers are currently used by coal mines and coal-burning utilities. Coal mines can use the coal analyzer to improve profitability by blending coals of different quality to meet specific contract requirements or environmental regulatory standards, by sorting out low-sulfur coal which can be sold for a premium or by controlling the specific gravity of separation in a coal-cleaning plant to ensure that quality specifications are met without over-cleaning. In addition to ensuring more consistent quality, on-line coal analysis improves recovery or yield from the mine, thus extending the life of a mine by reducing the risk of premature exhaustion of low-sulfur reserves that are required to balance high-sulfur reserves. Coal-burning utilities use the coal analyzers to reduce costs while satisfying environmental emissions regulations.

        CrossBelt Analyzer. The Company's CrossBelt Analyzer (CBA) is used primarily by the cement industry to analyze the composition of cement raw materials. The CBA is essentially a horizontal tunnel that is easily assembled around a customer's conveyor belt. The CBA analyzes materials traveling on a conveyor belt at speeds of up to 600 feet per minute and with material flow rates in excess of 1,000 tons per hour. The system generates data which provides the elemental composition of the entire stream of materials, and can use the information to infer certain quality-control parameters such as lime-saturation factor and silica ratio. The CBA can incorporate high-speed proprietary software which allows the customer to automatically control production processes. The CBA is incorporated on-line into their production process, which enables them to control the mix of raw materials at the beginning of the production line or to automatically control the blending of additives with crushed limestone and clay further down the production line. Both approaches enable the producer to achieve more uniform cement quality. The CBA controls the production process by using the analytical data it

                                        4PAGE
    compiles to automatically adjust the composition of the additive mix to achieve target quality levels. This approach helps reduce variations in the materials fed into the cement kiln yielding several benefits: lower energy consumption, greater throughput, and extended refractory life.

        Mineral Slurry Analyzers. The Company recently developed an on-line analyzer using neutron interrogation for use in the mineral extraction industry for analyzing mineral slurry, a mixture of fine insoluble materials and water. The Company is currently introducing this new product and has successfully installed two mineral slurry analyzers -- one for phosphate processing in the production of fertilizers and one for iron ore processing. Virtually all mined minerals, including iron, copper, nickel, and bauxite, must be separated and purified through a process called beneficiation whereby the mined minerals are milled and mixed with water to form a mineral slurry. The mineral of interest is then concentrated through a variety of separation stages using reagents. The Company's neutron-based mineral slurry analyzer, which analyzes the entire elemental composition of the slurry, can greatly improve the efficiency of the beneficiation process by using the collected data to automatically adjust various process parameters, including the amount of reagents used in the process. The Company believes its neutron-based mineral slurry analyzer is suitable for controlling the beneficiation process for a wide variety of minerals.

        Autometrics, acquired December 31, 1996, is a manufacturer of two mineral slurry analysis product lines: on-line X-ray slurry analyzers and on-line particle-size analyzers. The X-ray slurry analyzers are used in the mineral extraction industry, primarily for copper, iron, and gold extraction, to measure the percentage of elements present in mineral slurries. It can also be designed to automatically control and adjust the amount of reagents used in the mineral beneficiation process. The X-ray slurry analyzer provides customers who do not require a comprehensive analysis system a cost-effective alternative to the Company's neutron-based mineral slurry analyzer. The on-line particle-size analyzers are real-time measuring instruments. The on-line particle-size analyzers use ultrasound together with proprietary models to determine the particle-size distribution and percent solids in mineral slurries.

        Software Products. The Company complements its application-specific sensor technology with process optimization software. These systems use adaptive and predictive controls to maximize material utilization, as well as to blend raw materials to meet certain requirements in a cost-effective manner. The process to extract, beneficiate, and utilize raw materials is difficult to control due to variances in chemistry, size, and shape of the materials, and time delays in the transport of materials from different points within the handling system. The Company's proprietary process control software can accomplish these optimization tasks by performing model-based estimation and by adaptively controlling source materials.

        FastLab. The Company offers its FastLab analyzer for rapid analysis of samples off-line, with minimal sample preparation. The FastLab can be used for numerous applications such as spot-check analysis of raw materials, core hole analysis, fuel analysis, and chemical additives

                                        5PAGE
    analysis. This product is suitable for the same markets that use on-line elemental analysis.

        Process Safety Instrumentation. The Company is a supplier of process safety instrumentation in the nuclear power industry. The Company's instrumentation is designed to improve the safety and efficiency of nuclear power plants. In addition, the Company offers automated test equipment and some safety-related computer software for nuclear power plants and other facilities where radioactive materials are used.

        Revenues from the Company's on-line raw-materials analysis business were $28,051,000, $22,875,000, and $19,492,000 in 1997, 1996, and 1995,
    respectively.

    On-line Finished-materials Quality-control Business

        The Company develops, manufactures, and markets gauges and process optimization systems for industrial manufacturing lines for continuous production of certain web-type materials. Web-type materials are flat sheet materials like paper, metal strip, plastic foil, rubber, and glass. Typical high-volume products made from web-type materials include all types of vehicle body and other parts, metals used for refrigerators and similar products, beverage/food cans, cladding for buildings, and rubber tires. The Company's instruments measure the total thickness, basis weight, and coating thickness of web-type materials such as plastic foils, hot and cold metal strip, rubber, glass, and non-woven fabrics. The measuring technology incorporated in the Company's products is based on partial absorption, reflection, or change in ionizing or infra-red radiation, as well as white light and laser beams, by the materials to be measured. The Company's systems can measure a single point on the material to be measured, several points, or generate a "profile" of the web. Measured values are acquired without contact and without interfering with the production process, have high measurement accuracy, and are extremely reliable despite hostile environments. The Company offers its measuring gauges with or without its process optimization systems. The customer's production process can be regulated automatically by the Company's process optimization system.

        The Company's products incorporate a variety of measurement gauges such as X-ray thickness gauges, isotope thickness gauges, X-ray fluorescence coating gauges, or beta-backscatter gauges, depending on the application. The thickness gauges manufactured by the Company basically function by measuring partial absorption of energy by the material to be measured. The change in the intensity of the energy emitted is detected by application-specific sensors, then processed by high-speed microprocessors, before emerging as the measured value. These instruments can incorporate the Company's high-speed proprietary software to form a fully integrated process optimization system for continuous manufacturing processes and improved product quality.

        The Company's products save on raw materials and energy, maximizing productivity and product quality. The total thickness of web-type material, or the coating on it, is measured accurately at the point of manufacture by the Company's products and compared with an input target

                                        6PAGE
    value. Adjustments can be made early in the process, because the Company's products can accurately measure materials closer to the origin of the strip, thus reducing material waste.

        Revenues from the Company's on-line finished-materials quality-control business were $28,663,000, $29,172,000, and $26,540,000 in 1997,
    1996, and 1995, respectively.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development and introduction of new products and improvements to existing products. The Company also seeks to develop new applications for its existing products and technology. In particular, the Company is actively seeking new applications for its non-invasive, nondestructive analysis technologies. The Company is also in the process of developing other applications for its CBA.

        With respect to its on-line finished-materials quality-control business, the Company is focused on two areas of commercial importance in the metals industry: the measurement of metal coatings and the cross-profile-thickness measurement of hot steel strip, cold strip, and plate. In both areas of measurement, parameters, particularly accuracy and resolution, are being tightened in response to end-user needs. In addition, the Company is involved in numerous other development projects including, among others, development of an X-ray-based tomographic thickness profile system. The object of this system is to take a snapshot of thickness variations across the sheet at a high-transverse resolution. This system is in the early stages of development. The Company is also developing a compact fixed-energy X-ray source for thin films in the plastic, rubber, glass, and other industries which the Company anticipates introducing to the market in 1998.

        Research and development expenses for the Company were $3,815,000, $3,024,000, and $2,580,000 in 1997, 1996, and 1995, respectively.

        (iii) Raw Materials

        Various components of the Company's products are supplied by sole-source vendors. The Company has not experienced significant difficulty in obtaining adequate supplies from these vendors, and has identified alternate suppliers. However, there can be no assurance that the unanticipated loss of a single vendor would not result in delays in shipments or the introduction of new products.

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company is the owner of 12 U.S. patents, as well as corresponding foreign patents having expiration dates ranging from 1998 through 2014. Patent protection is believed to provide the Company with competitive advantages with respect to certain instruments. The Company also considers that technical know-how, trade secrets, and trademarks are important to its business.

                                        7PAGE

        There can be no assurance that any patents now or hereafter owned by the Company will afford protection against competitors. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. Recently, the Company's Gamma-Metrics subsidiary initiated a lawsuit in the Federal District Court in San Diego, California, alleging, among other things, patent infringement against Scantech Limited (formerly Mineral Control Instrumentation Ltd.) and its subsidiary Mineral Control Instrumentation Ltd. There can be no assurance that competitors of the Company, some of whom have substantially greater resources than those of the Company, will not initiate litigation to challenge the validity of the Company's patents, use their resources to design comparable products that do not infringe the Company's patents, or initiate claims that the Company's products infringe the competitors' patents. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such challenges or claims, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, parties making such challenges or claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. and abroad.

        (v) Seasonal Influences

        The Company's on-line finished-materials quality-control business experiences a slowdown in revenues during the first quarter of each calendar year primarily because its customers tend to place their orders earlier in the year so that they can have the systems installed either during the holiday season in the third quarter or between Christmas and the New Year.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii) Backlog

        The Company's backlog of firm orders was approximately $26,929,000 and $24,574,000 at January 3, 1998, and December 28, 1996, respectively. The Company includes in backlog only those orders for which it has received firm purchase orders and for which delivery has been specified within twelve months. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge. Because of the possibility of customer changes in delivery schedules, cancellation of orders, and potential delays in product shipments, the Company's backlog

                                        8PAGE
    as of any particular date may not be representative of actual sales for any succeeding period.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        In the coal, cement, and mineral industries, the Company competes primarily on performance and to a lesser extent on price. Competition regarding on-line coal and cement material analyzers is limited at present. Scantech Limited (Australia) is the Company's principal competitor in the on-line coal and cement material analysis markets. The Company is a recent entrant into the on-line mineral slurry analysis market where it competes primarily with Amdel (Australia). The market for solids and multiphase analyzers for process control generally is fragmented, with numerous competitors. The Company believes it is a market leader in the segment of the solids and multiphase analyzer market for on-line bulk-materials analyzers using neutron interrogation.

        Competition in the thickness-gauging business is highly fragmented with numerous competitors competing in various end-use market segments. As a result, competition varies according to the end-use segment. The Company competes based upon quality, performance, and price. The Company's largest competitors are Honeywell (U.S.), Toshiba (Japan), and Yokogawa (Japan). Honeywell, through its divisions, Data Measurement and Loral, offer systems to the metals industry and through its Ohmart division is a supplier to the plastics industry. Toshiba and Yokogawa are at present competing with the Company in Asia in the metals industry. IMS (Germany) and IRM (Belgium/U.S.), compete with the Company worldwide in the metals industry. There are a number of competitors such as NDC (US), Eurotherm (U.K.), and Infrared Engineering (U.K.), which compete with the Company in the plastics and rubber industry.

        Certain of the Company's competitors have greater resources, manufacturing and marketing capabilities, technical staff, and production facilities than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Further, competition with respect to all of the Company's products could increase if new companies enter the market or if existing competitors expand their product lines. There can be no assurance that competitors of the Company will not develop technological innovations that will render products of the Company obsolete.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

                                        9PAGE

        (xiii) Number of Employees

        As of January 3, 1998, the Company had a total of 323 employees. The Company has had no work stoppages and considers its relations with employees to be good.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
        Name                    Age    Executive Officer)
        --------------------------------------------------------------------
        Ernesto A. Corte         59    President and Chief Executive Officer
                                         (1997)
        Werner G. Kramer         51    Executive Vice President (1997)
        John N. Hatsopoulos      63    Senior Vice President and Chief
                                         Financial Officer (1997)
        Paul F. Kelleher         55    Chief Accounting Officer (1997)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Mr. Corte has been President of the Company since its inception in November 1996, and Chief Executive Officer since February 1998. Mr. Corte has been President of the Company's Gamma-Metrics subsidiary since 1993. Mr. Kramer has been Executive Vice President of the Company since its inception in November 1996 and President of the Company's Eberline Radiometrie Instruments GmbH subsidiary and Radiometrie's parent company, Thermo Instrument Systems GmbH, since 1993. Messrs. Corte and Kramer are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company leases approximately 44,900 square feet in San Diego, California, pursuant to a lease that expires in 2003. The Company uses this facility for manufacturing, sales, and administration for its on-line raw-materials analysis business. The Company also leases approximately 24,000 square feet in Gloucester, England, pursuant to a lease expiring in 2001, and owns a facility with approximately 110,000 square feet in Erlangen, Germany, of which approximately 55,100 square feet are utilized by the Company, with the balance being utilized by another Thermo Instrument subsidiary. Both of these facilities are used by the Company for manufacturing, sales, and administration for its

                                       10PAGE
    on-line finished-materials quality-control business. In addition, the Company leases office space throughout the world for its sales and service operations. The Company believes that these facilities are adequate for its present operations.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of the Security Holders

        Not applicable.


                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        (a) Information concerning the market and market price for the Registrant's common stock, $.01 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

        (b) Use of Proceeds

        The Company sold 2,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-25243), which was declared effective by the Securities and Exchange Commission on June 18, 1997. The managing underwriters of the offering were Salomon Brothers, Inc., Lehman Brothers, Smith Barney Inc., and Cazenove & Co. The aggregate gross proceeds of the offering were $35,650,000. The Company's net proceeds from the offering were $32,528,000. As of January 3, 1998, the Company expended $379,000 of such net proceeds for the purchase of property, plant, and equipment, $1,755,000 for research and development expenses, and $3,519,000 for working capital. As of January 3, 1998, the Company had expended an aggregate of $5,653,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment-grade interest- or dividend-bearing instruments. As of January 3, 1998, the remaining net proceeds of $26,875,000 were invested pursuant to a repurchase agreement with Thermo Electron. As of January 3, 1998, the Company had $50,289,000 of cash, cash equivalents, and available-for-sale investments.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

                                       11PAGE

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                       12PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       13PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a,d) Financial Statements and Schedules

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       14PAGE

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 13, 1998              METRIKA SYSTEMS CORPORATION

                                      By:Ernesto A. Corte
                                         -----------------------
                                         Ernesto A. Corte
                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 13, 1998.

    Signature                         Title
    ---------                         -----
    By: Ernesto A. Corte          President, Chief Executive Officer, and
        ---------------------------
        Ernesto A. Corte                Director


    By: John N. Hatsopoulos       Chief Financial Officer and
        ---------------------------
        John N. Hatsopoulos             Senior Vice President


    By: Paul F. Kelleher          Chief Accounting Officer
        ---------------------------
        Paul F. Kelleher


    By: Joseph A. Baute           Director
        ---------------------------
        Joseph A. Baute


    By: Willard R. Becraft        Director
        ---------------------------
        Willard R. Becraft


    By: Denis A. Helm             Chairman of the Board and Director
        ---------------------------
        Denis A. Helm


    By: John T. Keiser            Director
        ---------------------------
        John T. Keiser


    By: Earl R. Lewis             Director
        ---------------------------
        Earl R. Lewis


    By: Arvin H. Smith            Director
        ---------------------------
        Arvin H. Smith

                                       15PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Metrika Systems
    Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Metrika Systems Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998

                                       16PAGE

  SCHEDULE II

                           METRIKA SYSTEMS CORPORATION
                        Valuation And Qualifying Accounts
                                 (In thousands)


                    Balance  Provision
                         at    Charged             Accounts            Balance
                  Beginning         to   Accounts   Written             at End
  Description       of Year    Expense  Recovered       Off  Other(a)  of Year
  ----------------------------------------------------------------------------
  Allowance for
   Doubtful Accounts

  Year Ended
   January 3, 1998    $ 440      $ 633      $ 209     $(713)   $ 102     $ 671

  Year Ended
   December 28, 1996  $ 478      $   -      $   -     $ (36)   $  (2)    $ 440

  Year Ended
   December 30, 1995  $ 258      $ 225      $   -     $ (11)   $   6     $ 478

  (a) Allowance of business acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      3.1*    Certificate of Incorporation of the Company, as amended.

      3.2*    By-Laws of the Company.

      4*      Specimen Common Stock Certificate.

      5       Opinion of Seth H. Hoogasian, Esq.

     10.1* Corporate Services Agreement dated as of November 26, 1996, between Thermo Electron Corporation and the Company.

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3* Tax Allocation Agreement dated as of November 26, 1996, between Thermo Electron and the Company.

     10.4* Master Repurchase Agreement dated as of November 26, 1996, between Thermo Electron and the Company.

     10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 3, 1997, between Thermo Electron and the Company (filed as Exhibit 10.7 to Thermo Instrument's Annual Report on Form 10-K for fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

     10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 3, 1997, between Thermo Instrument and the Company.

     10.7*    Deferred Compensation Plan for Directors of the Company.

     10.8* Indemnification Agreement dated as of November 26, 1996, between Thermo Instrument and the Company.

     10.9* Letter Agreement dated as of December 4, 1996, between Thermo Instrument and the Company.

     10.10* Indemnification Agreement dated as of December 4, 1996, between Thermo Instrument and the Company.

     10.11* Triple Net Lease Agreement dated January 1, 1995, between Gamma-Metrics, as lessee and Radnor/Collins/Sorrento Partnership, as lessor, for property located at 5788 Pacific Center Boulevard, San Diego, California.

     10.12*   Form of Indemnification Agreement for Officers and Directors.

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.13*   Promissory Notes dated as of June 26, 1995, October 1, 1995,
              December 1, 1995, and December 1, 1996, in the aggregate principal amount of DM 3,000,000 issued by Thermo Instrument
              Systems GmbH, a wholly owned subsidiary of the Company to Nicolet Instrument GmbH, a wholly owned subsidiary of Thermo
              Optek Corporation.

     10.14*   Equity Incentive Plan of the Company.

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

     10.15* Lease Agreement dated as of October 1, 1993, between Thermo Instrument Systems GmbH (the Company's subsidiary), as lessor, and ESM Eberline Instruments Strahlen and Umweltmesstechnik GmbH, as lessee.

     10.16    Restated Stock Holding Assistance Plan and Form of Promissory
              Note.

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

              Each exhibit above which is marked with an asterisk (*) is incorporated herein by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-25243].

     27       Financial Data Schedule.