Form 10-Q
period 1998-04-04
METRIKA SYSTEMS CORP
filed 1998-05-08
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes [ X ] No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Class                     Outstanding at May 1, 1998
         ----------------------------         --------------------------
         Common Stock, $.01 par value                  8,267,828
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $42,497
        and $40,173 under repurchase agreement
        with affiliated company)                     $ 45,347       $ 44,044
      Available-for-sale investments, at quoted
        market value (amortized cost of $6,079
        and $6,231)                                     6,097          6,245
      Accounts receivable, less allowances of
        $913 and $671                                  12,567         17,377
      Unbilled contract costs and fees                  3,595          2,476
      Inventories:
        Raw materials and supplies                      3,891          4,077
        Work in process                                 2,718          2,416
        Finished goods                                    861            652
      Prepaid income taxes and other current
        assets                                          2,692          1,621
                                                     --------       --------
                                                       77,768         78,908
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            14,518         14,769
      Less: Accumulated depreciation and
            amortization                                4,562          4,396
                                                     --------       --------
                                                        9,956         10,373
                                                     --------       --------
    Other Assets                                          677            727
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        12,826         12,944
                                                     --------       --------
                                                     $101,227       $102,952
                                                     ========       ========


                                        2PAGE

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligation                         $  7,418       $  9,895
      Accounts payable                                  1,946          2,308
      Accrued payroll and employee benefits             2,099          2,322
      Accrued income taxes                              3,512          2,445
      Customer deposits                                 2,913          3,576
      Accrued installation and warranty costs           2,206          2,132
      Other accrued expenses                            3,994          4,071
      Due to parent company and affiliated companies    4,124          4,184
                                                     --------       --------
                                                       28,212         30,933
                                                     --------       --------

    Accrued Pension Costs                               4,302          4,356
                                                     --------       --------
    Long-term Obligation                                2,979          3,858
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 8,267,828 shares
        issued and outstanding                             83             83
      Capital in excess of par value                   58,555         58,555
      Retained earnings                                 7,571          6,157
      Accumulated other comprehensive items (Note 3)     (475)          (990)
                                                     --------       --------
                                                       65,734         63,805
                                                     --------       --------
                                                     $101,227       $102,952
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                   April 4,        March 29,
    (In thousands except per share amounts)            1998             1997
    ------------------------------------------------------------------------
    Revenues                                        $14,712          $12,592
                                                    -------          -------

    Costs and Operating Expenses:
      Cost of revenues                                8,174            7,036
      Selling, general, and administrative expenses   3,747            3,376
      Research and development expenses                 992            1,007
                                                    -------          -------
                                                     12,913           11,419
                                                    -------          -------

    Operating Income                                  1,799            1,173
    Interest Income                                     691              220
    Interest Expense                                   (132)            (201)
                                                    -------          -------
    Income Before Provision for Income Taxes          2,358            1,192
    Provision for Income Taxes                          944              477
                                                    -------          -------
    Net Income                                      $ 1,414          $   715
                                                    =======          =======
    Basic and Diluted Earnings per Share (Note 2)   $   .17          $   .12
                                                    =======          =======
    Basic and Diluted Weighted Average Shares
      (Note 2)                                        8,268            5,968
                                                    =======          =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands)                                         1998        1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                        $ 1,414     $   715
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                   402         421
            Provision for losses on accounts
              receivable                                    253          79
            Other noncash items                             218          96
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                       4,442         652
                Inventories and unbilled contract
                  costs and fees                         (1,524)     (2,392)
                Other current assets                     (1,075)       (496)
                Accounts payable                           (347)      1,319
                Other current liabilities                   251         407
                                                        -------     -------
    Net cash provided by operating activities             4,034         801
                                                        -------     -------
    Investing Activities:
      Acquisition                                             -      (1,347)
      Purchases of property, plant, and equipment          (101)       (132)
      Other                                                   -          37
                                                        -------     -------
    Net cash used in investing activities                  (101)     (1,442)
                                                        -------     -------
    Financing Activities:
      Decrease in due to parent company and
        affiliated companies                                (60)     (6,887)
      Increase (decrease) in short-term obligations      (2,945)      4,550
      Repayment of long-term obligation                    (145)       (169)
                                                        -------     -------
    Net cash used in financing activities                (3,150)    $(2,506)
                                                        -------     -------
    Exchange Rate Effect on Cash                            520     $   316
                                                        -------     -------
    Increase (Decrease) in Cash and Cash
      Equivalents                                         1,303      (2,831)
    Cash and Cash Equivalents at Beginning of
      Period                                             44,044      20,229
                                                        -------     -------
    Cash and Cash Equivalents at End of Period          $45,347     $17,398
                                                        =======     =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                           METRIKA SYSTEMS CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                        --------------------
                                                        April 4,  March 29,
    (In thousands except per share amounts)                 1998       1997
    ------------------------------------------------------------------------
    Net income                                            $1,414     $  715
                                                          ------     ------
    Weighted average shares                                8,268      5,968
                                                          ------     ------
    Basic and diluted earnings per share                  $  .17     $  .12
                                                          ======     ======

        The computation of diluted earnings per share for the three-month period ended April 4, 1998, excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 300,700 of such options outstanding, with exercise prices ranging from $15.00 to $15.34 per share.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance

                                        6PAGE

                           METRIKA SYSTEMS CORPORATION
    sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $1,929,000 and $1,728,000, respectively.

    4.  Subsequent Event

        On May 6, 1998, the Company agreed to acquire the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell-Measurex, for approximately $29,000,000 in cash, subject to a post-closing adjustment. DMC is a manufacturer of computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry. The transaction is subject to the satisfaction of certain closing conditions and receipt of regulatory approvals, including clearance from U.S. and German regulatory authorities. If this transaction is consummated, the Company intends to use internal funds to finance the purchase of the stock of DMC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets on-line process optimization systems that employ proprietary ultrahigh-speed advanced scientific measurement technologies for applications in raw-materials analysis and finished-materials quality control. The Company's on-line raw-material analysis business ("raw-materials business") is a pioneer in the development of process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coal, cement, and minerals. The Company's on-line finished-materials quality control business ("finished-material business") manufactures advanced systems that are used to measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

                                        7PAGE

                           METRIKA SYSTEMS CORPORATION

        The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. There can be no assurance that such businesses will be available at prices attractive to the Company. On December 31, 1996, the Company acquired the assets, subject to certain liabilities, of the Autometrics division of Svedala Industries Inc. (Autometrics), a manufacturer and marketer of on-line analysis instruments for the minerals-processing industry. On May 6, 1998, the Company agreed to acquire the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell-Measurex, a manufacturer of computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry.

        A significant portion of the Company's sales are of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1997, approximately 51% of the Company's revenues originated outside the U.S. and approximately 33% of the Company's revenues were exports from the U.S. Sales originating outside the U.S. represent revenues of the Company's finished-materials business. The operations of the finished-materials business are located in Germany, the United Kingdom, and France, and principally sell in their local currencies.

        Exports from the Company's U.S. operations are denominated in U.S. dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Since the operations of the finished-materials business are conducted in Europe, principally Germany, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its finished-materials business in geographic areas outside of Europe with particular emphasis in North America, which in turn may reduce the Company's exposure to European market conditions.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased 17% to $14,712,000 in the first quarter of 1998 from $12,592,000 in the first quarter of 1997. Revenues from the Company's existing operations grew by 20% excluding the effect of unfavorable foreign currency translation. Revenues increased by $1,837,000 at the finished-materials business, principally due to an increase in demand, offset in part by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues by $427,000. Revenues increased $710,000 at the raw-materials business, primarily due to increased sales in the U.S.

                                        8PAGE

                           METRIKA SYSTEMS CORPORATION

    ---------------------------------------------------

        The gross profit margin was 44% in the first quarter of 1998 and 1997. The gross profit margin at the finished-materials business improved to 41% in 1998 from 39% in 1997 principally due to higher costs incurred in the 1997 period relating to the introduction of new products, and an increase in higher-margin sales in 1998 resulting from the introduction of such new products. The gross profit margin at the raw-materials business decreased to 47% in 1998 from 48% in 1997, primarily as a result of costs incurred relating to the relocation and integration of Autometrics.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 25.5% in the first quarter of 1998 from 26.8% in the first quarter of 1997, primarily due to increased revenues. Research and development expenses remained relatively unchanged at $992,000 in the first quarter of 1998 compared with $1,007,000 in the first quarter of 1997.

        Interest income increased to $691,000 in the first quarter of 1998 from $220,000 in the first quarter of 1997, primarily due to interest earned on the invested net proceeds from the Company's June 1997 initial public offering. Interest expense decreased to $132,000 in the first quarter of 1998 from $201,000 in the first quarter of 1997, principally due to a decrease in short-term borrowings at foreign divisions, as well as a decrease in applicable interest rates.

        The effective tax rate was 40% in the first quarter of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    Liquidity and Capital Resources

        Consolidated working capital was $49,556,000 at April 4, 1998, compared with $47,975,000 at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $51,444,000 at April 4, 1998, compared with $50,289,000 at January 3,
    1998.

        During the first three months of 1998, $4,034,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved primarily by a $4,442,000 reduction in accounts receivable, offset in part by a $1,524,000 increase in inventories and unbilled contract costs and fees. The decrease in accounts receivable was principally due to the timing of cash collections. The increase in inventories and unbilled contract costs and fees resulted primarily from the timing of billing on percentage-of-completion contracts.

        During the first quarter of 1998, $101,000 of cash was used for investing activities consisting of expenditures for the purchase of property, plant, and equipment. In the remainder of 1998, the Company plans to make capital expenditures for property, plant, and equipment of approximately $580,000.

                                        9PAGE

                           METRIKA SYSTEMS CORPORATION

        On May 6, 1998, the Company agreed to acquire the stock of DMC for approximately $29,000,000 in cash (Note 4). If this transaction is consummated, the Company intends to use internal funds to finance the acquisition.

        During the first quarter of 1998, $3,150,000 of cash was used for financing activities, principally to fund a decrease in short-term borrowings.

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

    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds
    --------------------------------------------------

    (d) Use of Proceeds

        The Company sold 2,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-25243), which was declared effective by the Securities and Exchange Commission on June 18, 1997. The managing underwriters of the offering were Salomon Brothers, Inc., Lehman Brothers, Smith Barney Inc., and Cazenove & Co. The aggregate gross proceeds of the offering were $35,650,000. The Company's total expenses in connection with the offering were $3,122,000, of which $2,323,000 was for underwriting discounts and commissions, $753,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates), and $46,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $32,528,000. As of April 4, 1998, the Company had expended $480,000 of such net proceeds for the purchase of property, plant, and equipment, $2,747,000 for research and development expenses, and $9,115,000 for working capital. As of April 4, 1998, the Company had expended an aggregate of $12,342,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of April 4, 1998, the remaining net proceeds of $20,186,000 were invested pursuant to a repurchase agreement with Thermo Electron Corporation. As of April 4, 1998, the Company had $51,444,000 of cash, cash equivalents, and available-for-sale investments.

                                       10PAGE

                           METRIKA SYSTEMS CORPORATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.

















                                       11PAGE

                           METRIKA SYSTEMS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                             METRIKA SYSTEMS CORPORATION



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer and
                                               Senior Vice President











                                       12PAGE

                           METRIKA SYSTEMS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      27         Financial Data Schedule.