Form 10-Q
period 1998-07-04
METRIKA SYSTEMS CORP
filed 1998-08-06
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                  8,267,828

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       July 4,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $20,384
    and $40,173 under repurchase agreement
    with affiliated company)                          $ 44,951    $ 44,044
  Available-for-sale investments, at quoted
    market value (amortized cost of $6,172
    and $6,231)                                          6,178       6,245
  Accounts receivable, less allowances of
    $1,003 and $671                                     11,796      17,377
  Unbilled contract costs and fees                       4,385       2,476
  Inventories:
    Raw materials and supplies                           4,284       4,077
    Work in process                                      2,784       2,416
    Finished goods                                         819         652
  Prepaid income taxes and other current assets          2,898       1,621
                                                      --------    --------

                                                        78,095      78,908
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 14,844      14,769
  Less: Accumulated depreciation and amortization        4,830       4,396
                                                      --------    --------

                                                        10,014      10,373
                                                      --------    --------

Other Assets                                               632         727
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies      12,758      12,944
                                                      --------    --------

                                                      $101,499    $102,952
                                                      ========    ========

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                       July 4,  January 3,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligation                              $  5,693    $  9,895
  Accounts payable                                       2,629       2,308
  Accrued payroll and employee benefits                  2,297       2,322
  Accrued income taxes                                   3,346       2,445
  Customer deposits                                      1,997       3,576
  Accrued installation and warranty costs                1,835       2,132
  Other accrued expenses                                 3,908       4,071
  Due to parent company and affiliated companies         4,163       4,184
                                                      --------    --------

                                                        25,868      30,933
                                                      --------    --------

Accrued Pension Costs                                    4,477       4,356
                                                      --------    --------

Long-term Obligation                                     3,513       3,858
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 8,267,828 shares issued and
    outstanding                                             83          83
  Capital in excess of par value                        58,555      58,555
  Retained earnings                                      9,606       6,157
  Accumulated other comprehensive items (Note 3)          (603)       (990)
                                                      --------    --------

                                                        67,641      63,805
                                                      --------    --------

                                                      $101,499    $102,952
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $14,384    $14,133
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                        7,728      7,629
  Selling, general, and administrative expenses           3,313      3,419
  Research and development expenses                         629      1,053
                                                        -------    -------

                                                         11,670     12,101
                                                        -------    -------

Operating Income                                          2,714      2,032
Interest Income                                             700        253
Interest Expense                                           (104)      (239)
                                                        -------    -------

Income Before Provision for Income Taxes                  3,310      2,046
Provision for Income Taxes                                1,275        819
                                                        -------    -------

Net Income                                              $ 2,035    $ 1,227
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .25    $   .20
                                                        =======    =======

Weighted Average Shares (Note 2):
Basic                                                     8,268      6,069
                                                        =======    =======
Diluted                                                   8,288      6,074
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $29,096    $26,725
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       15,902     14,665
  Selling, general, and administrative expenses           7,060      6,795
  Research and development expenses                       1,621      2,060
                                                        -------    -------

                                                         24,583     23,520
                                                        -------    -------

Operating Income                                          4,513      3,205
Interest Income                                           1,391        473
Interest Expense                                           (236)      (440)
                                                        -------    -------

Income Before Provision for Income Taxes                  5,668      3,238
Provision for Income Taxes                                2,219      1,296
                                                        -------    -------

Net Income                                              $ 3,449    $ 1,942
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .42    $   .32
                                                        =======    =======

Weighted Average Shares (Note 2):
Basic                                                     8,268      6,018
                                                        =======    =======
Diluted                                                   8,278      6,021
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                            $ 3,449    $ 1,942
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                       794        844
        Provision for losses on accounts receivable         332         79
        Other noncash items                                 197        165
        Changes in current accounts, excluding the
          effects of acquisition:
            Accounts receivable                           5,237       (111)
            Inventories and unbilled contract
              costs and fees                             (2,635)    (3,426)
            Other current assets                         (1,272)      (152)
            Accounts payable                                322        373
            Other current liabilities                    (1,154)     2,809
                                                        -------    -------

Net cash provided by operating activities                 5,270      2,523
                                                        -------    -------

Investing Activities:
  Acquisition, net of cash acquired                           -     (1,347)
  Purchases of property, plant, and equipment              (202)      (295)
  Other                                                      12         57
                                                        -------    -------

Net cash used in investing activities                      (190)    (1,585)
                                                        -------    -------

Financing Activities:
  Net proceeds from issuance of Company common stock          -     32,527
  Decrease in due to parent company and affiliated
    companies                                               (21)    (6,033)
  Increase (decrease) in short-term obligations          (4,163)     3,720
  Repayment of long-term obligation                        (330)      (172)
                                                        -------    -------

Net cash provided by (used in) financing activities      (4,514)    30,042
                                                        -------    -------

Exchange Rate Effect on Cash                                341        629
                                                        -------    -------

Increase in Cash and Cash Equivalents                       907     31,609
Cash and Cash Equivalents at Beginning of Period         44,044     20,229
                                                        -------    -------

Cash and Cash Equivalents at End of Period              $44,951    $51,838
                                                        =======    =======

Noncash Activities:
  Fair value of assets of acquired company              $     -    $ 2,380
  Cash paid for acquired company                              -     (1,347)
                                                        -------    -------

    Liabilities assumed of acquired company             $     -    $ 1,033
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended        Six Months Ended
                              --------------------     -------------------
(In thousands except          July 4,     June 28,     July 4,    June 28,
per share amounts)               1998         1997        1998        1997
--------------------------------------------------------------------------
Basic
Net income                     $2,035       $1,227      $3,449      $1,942
                               ------       ------      ------      ------

Weighted average shares         8,268        6,069       8,268       6,018
                               ------       ------      ------      ------

Basic earnings per share       $  .25       $  .20      $  .42      $  .32
                               ======       ======      ======      ======

Diluted
Net income                     $2,035       $1,227      $3,449      $1,942
                               ------       ------      ------      ------

Weighted average shares         8,268        6,069       8,268       6,018
Effect of stock options            20            5          10           3
                               ------       ------      ------      ------

Weighted average shares,
  as adjusted                   8,288        6,074       8,278       6,021
                               ------       ------      ------      ------

Diluted earnings per share     $  .25       $  .20      $  .42      $  .32
                               ======       ======      ======      ======

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized, net of tax, gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $1,907,000 and $1,287,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $3,836,000 and $3,015,000, respectively.

4.  Subsequent Event

    In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell-Measurex, for approximately $29,000,000 in cash, subject to a post-closing adjustment. DMC is a manufacturer of computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry. This acquisition will be accounted for using the purchase method of accounting and its results will be included with the Company's results from the date of acquisition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company develops, manufactures, and markets on-line process-optimization systems that employ proprietary ultrahigh-speed advanced scientific measurement technologies for applications in raw-materials analysis and finished-materials quality control. The Company's on-line raw-materials analysis business (raw-materials business) is a pioneer in the development of process-optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coal, cement, and minerals. The Company's on-line finished-materials quality-control business (finished-materials business) manufactures advanced systems that are used to measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

    The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. There can be no assurance that such businesses will be available at prices attractive to the Company. In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell- Measurex. DMC manufactures computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry.

    A significant portion of the Company's sales are of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1997, approximately 51% of the Company's revenues originated outside the U.S. and approximately 33% were exports from the U.S. Sales originating outside the U.S. represent revenues of the Company's finished-materials business, the operations of which are located in Germany, the United Kingdom, and France, and principally sell in their local currencies.

    Exports from the Company's U.S. operations are denominated in U.S. dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Since the operations of the finished-materials business are conducted in Europe, principally Germany, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its finished-materials business in geographic areas outside of Europe with particular emphasis on North America, which in turn may reduce the Company's exposure to European market conditions.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues increased to $14,384,000 in the second quarter of 1998 from $14,133,000 in the second quarter of 1997. Revenues increased $346,000 at the raw-materials business, primarily due to increased sales in the U.S. as a result of new product introductions. This increase, together with slightly higher sales at the finished-materials business, was offset in part by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues by $234,000.

    The gross profit margin was 46% in the second quarter of 1998 and 1997. The gross profit margin at the finished-materials business improved to 45.5% in 1998 from 44.4% in 1997, principally due to higher costs incurred in the 1997 period relating to the introduction of new products, and an increase in higher-margin sales in 1998 resulting from the introduction of such new products. The gross profit margin at the raw-materials business decreased to 47% in 1998 from 48% in 1997, primarily as a result of costs incurred to relocate and integrate Autometrics, acquired in December 1996.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 23% in the second quarter of 1998 from 24% in the second quarter of 1997, primarily due to a slight reduction in corporate expenses. Research and development expenses decreased to $629,000 in the second quarter of 1998 from $1,053,000 in the second quarter of 1997, due primarily to the completion of development of new products introduced in 1997.

    Interest income increased to $700,000 in the second quarter of 1998 from $253,000 in the second quarter of 1997, primarily due to interest earned on the invested net proceeds from the Company's June 1997 initial public offering. Interest expense decreased to $104,000 in the second quarter of 1998 from $239,000 in the second quarter of 1997, principally due to a decrease in short-term borrowings at foreign divisions, as well as a decrease in applicable interest rates.

    The effective tax rate was 39% and 40% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased 9% to $29,096,000 in the first six months of 1998 from $26,725,000 in the first six months of 1997. Revenues from the Company's existing operations grew by 11%, excluding the effect of unfavorable foreign currency translation. Revenues at the finished-materials business increased by $1,976,000, principally due to an increase in demand as a result of new product introductions. This increase was offset in part by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues by $661,000. Revenues increased $1,056,000 at the raw-materials business, primarily due to increased sales in the U.S.

    The gross profit margin was 45% in the first six months of 1998 and 1997. The gross profit margin at the finished-materials business improved to 43% in 1998 from 42% in 1997. The gross profit margin at the raw-materials business decreased to 47% in 1998 from 48% in 1997. These changes occurred principally for the reasons discussed in the results of operations for the second quarter.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the first six months of 1998 from 25% in the first six months of 1997, primarily due to increased revenues. Research and development expenses decreased to $1,621,000 in the first six months of 1998 from $2,060,000 in the first six months of 1997, primarily due to the reason discussed in the results of operations for the second quarter.

    Interest income increased to $1,391,000 in the first six months of 1998 from $473,000 in the first six months of 1997. Interest expense decreased to $236,000 in the first six months of 1998 from $440,000 in the first six months of 1997. These changes occurred principally for the reasons discussed in the results of operations for the second quarter.

    The effective tax rate was 39% and 40% in the first six months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

Liquidity and Capital Resources

    Consolidated working capital was $52,227,000 at July 4, 1998, compared with $47,975,000 at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $51,129,000 at July 4, 1998, compared with $50,289,000 at January 3, 1998.

    During the first six months of 1998, $5,270,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved primarily by a $5,237,000 reduction in accounts receivable, offset in part by a $2,635,000 increase in inventories and unbilled contract costs and fees. The decrease in accounts receivable was principally due to the timing of cash collections. The increase in inventories and unbilled contract costs and fees resulted primarily from the timing of billing on percentage-of-completion contracts.

    During the first six months of 1998, $190,000 of cash was used for investing activities consisting primarily of expenditures for the purchase of property, plant, and equipment. In the remainder of 1998, the Company plans to make capital expenditures of approximately $500,000.

    In July 1998, the Company acquired the stock of DMC for approximately $29,000,000 in cash (Note 4). The Company used internal funds to finance the acquisition.

    During the second quarter of 1998, $4,514,000 of cash was used for financing activities, principally to fund a decrease in short-term borrowings.

    Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                           METRIKA SYSTEMS CORPORATION

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 2,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-25243), which was declared effective by the Securities and Exchange Commission on June 18, 1997. The managing underwriters of the offering were Salomon Brothers, Inc., Lehman Brothers, Smith Barney Inc., and Cazenove & Co. The aggregate gross proceeds of the offering were $35,650,000. The Company's total expenses in connection with the offering were $3,122,000, of which $2,323,000 was for underwriting discounts and commissions, $753,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates), and $46,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $32,528,000. As of July 4, 1998, the Company had expended $581,000 of such net proceeds for the purchase of property, plant, and equipment, $3,376,000 for research and development expenses, and $9,115,000 for working capital. As of July 4, 1998, the Company had expended an aggregate of $13,072,000 of such net proceeds. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of July 4, 1998, the remaining net proceeds of $19,456,000 were invested pursuant to a repurchase agreement with Thermo Electron Corporation. As of July 4, 1998, the Company had $51,129,000 of cash, cash equivalents, and available-for-sale investments.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders reelected seven incumbent directors to a one-year term expiring 1999. The Directors elected at the meeting were: Mr. Joseph A. Baute, Mr. Willard R. Becraft, Mr. Ernesto A. Corte, Mr. Denis A. Helm, Mr. Earl R. Lewis, Mr. John T. Keiser, and Mr. Arvin H. Smith. Each director received 7,347,076 shares voted in favor of his election and 48,650 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    At the Annual Meeting, the shareholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 50,000 shares of the Company's common stock for issuance thereunder as follows: 6,814,556 shares voted in favor of the proposal, 110,220 shares voted against, 23,400 shares abstained, and 447,550 broker nonvotes were recorded on the proposal.

    In addition, at the Annual Meeting, the shareholders approved a proposal to amend the Company's equity incentive plan to increase the shares available for issuance thereunder by 500,000 shares as follows: 6,766,806 shares voted in favor of the proposal, 146,570 shares voted against, 34,800 shares abstained, and 447,550 broker nonvotes were recorded on the proposal.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1998.

                                       METRIKA SYSTEMS CORPORATION



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
---------------------------------------------------------------------------
  27         Financial Data Schedule.