Form 10-Q
period 1998-10-03
METRIKA SYSTEMS CORP
filed 1998-11-06
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                 Outstanding at October 30, 1998
   ----------------------------       -------------------------------
   Common Stock, $.01 par value                8,071,028

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    October 3,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $12,221 and
    $40,173 under repurchase agreement with
    affiliated company)                               $ 14,039    $ 44,044
  Available-for-sale investments, at quoted
    market value (amortized cost of $6,019 and
    $6,231)                                              6,021       6,245
  Accounts receivable, less allowances of
    $2,598 and $671                                     24,739      17,377
  Unbilled contract costs and fees                       7,396       2,476
  Inventories:
    Raw materials and supplies                           8,299       4,077
    Work in process                                      4,564       2,416
    Finished goods                                         476         652
  Prepaid income taxes                                   5,476       1,226
  Prepaid expenses                                       1,128         395
                                                      --------    --------

                                                        72,138      78,908
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 17,230      14,769
  Less: Accumulated depreciation and
        amortization                                     5,406       4,396
                                                      --------    --------

                                                        11,824      10,373
                                                      --------    --------

Other Assets                                             4,728         727
                                                      --------    --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 4)                                    24,084      12,944
                                                      --------    --------

                                                      $112,774    $102,952
                                                      ========    ========

                           METRIKA SYSTEMS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    October 3,  January 3,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligation                              $  5,991    $  9,895
  Accounts payable                                       2,867       2,308
  Accrued payroll and employee benefits                  2,557       2,322
  Accrued income taxes                                   3,291       2,445
  Customer deposits                                      4,640       3,576
  Accrued installation and warranty costs                5,084       2,132
  Other accrued expenses (Notes 4 and 5)                 8,252       4,071
  Due to parent company and affiliated companies         3,606       4,184
                                                      --------    --------

                                                        36,288      30,933
                                                      --------    --------

Accrued Pension Costs                                    4,909       4,356
                                                      --------    --------

Long-term Obligation                                     3,616       3,858
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 8,267,828 shares issued                     83          83
  Capital in excess of par value                        58,555      58,555
  Retained earnings                                     10,857       6,157
  Treasury stock at cost, 133,000 shares in 1998        (1,209)          -
  Accumulated other comprehensive items (Note 3)          (325)       (990)
                                                      --------    --------

                                                        67,961      63,805
                                                      --------    --------
                                                      $112,774    $102,952
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                            $20,345        $14,886
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues                                   12,406          7,618
  Selling, general, and administrative expenses       3,868          3,837
  Research and development expenses                   1,634            953
  Restructuring costs (Note 5)                          624              -
                                                    -------        -------

                                                     18,532         12,408
                                                    -------        -------

Operating Income                                      1,813          2,478
Interest Income                                         280            770
Interest Expense                                       (106)          (165)
                                                    -------        -------

Income Before Provision for Income Taxes              1,987          3,083
Provision for Income Taxes                              736          1,240
                                                    -------        -------

Net Income                                          $ 1,251        $ 1,843
                                                    =======        =======

Basic and Diluted Earnings per Share (Note 2)       $   .15        $   .22
                                                    =======        =======

Weighted Average Shares (Note 2):
  Basic                                               8,258          8,268
                                                    =======        =======

  Diluted                                             8,271          8,268
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                            $49,441        $41,611
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues                                   28,308         22,283
  Selling, general, and administrative expenses      10,928         10,632
  Research and development expenses                   3,255          3,013
  Restructuring costs (Note 5)                          624              -
                                                    -------        -------

                                                     43,115         35,928
                                                    -------        -------

Operating Income                                      6,326          5,683
Interest Income                                       1,671          1,243
Interest Expense                                       (342)          (605)
                                                    -------        -------

Income Before Provision for Income Taxes              7,655          6,321
Provision for Income Taxes                            2,955          2,536
                                                    -------        -------

Net Income                                          $ 4,700        $ 3,785
                                                    =======        =======

Basic and Diluted Earnings per Share (Note 2)       $   .57        $   .56
                                                    =======        =======

Weighted Average Shares (Note 2):
  Basic                                               8,264          6,768
                                                    =======        =======

  Diluted                                             8,276          6,770
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                --------------------------
                                                October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  4,700       $  3,785
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   1,401          1,237
      Provision for losses on accounts
        receivable                                      302            274
      Other noncash items                               440             87
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                         2,002         (1,843)
          Inventories and unbilled contract
            costs and fees                           (2,117)        (3,857)
          Other current assets                         (901)        (1,021)
          Accounts payable                             (683)           161
          Other current liabilities (Note 5)         (1,374)         3,917
                                                   --------       --------

Net cash provided by operating activities             3,770          2,740
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 4)       (27,554)        (1,347)
  Purchases of available-for-sale investments             -         (9,122)
  Purchases of property, plant, and equipment          (321)          (358)
  Other                                                  22             57
                                                   --------       --------

Net cash used in investing activities               (27,853)       (10,770)
                                                   --------       --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock                                                 -         32,528
  Purchases of Company common stock                  (1,209)             -
  Decrease in due to parent company and
    affiliated companies                               (578)        (2,274)
  Increase (decrease) in short-term
    obligations                                      (4,174)         1,135
  Repayment of long-term obligation                    (534)          (169)
                                                   --------       --------

Net cash provided by (used in) financing
  activities                                       $ (6,495)      $ 31,220
                                                   --------       --------

                           METRIKA SYSTEMS CORPORATION

                                   (Unaudited)

                                                     Nine Months Ended
                                                --------------------------
                                                October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $    573       $    207
                                                   --------       --------

Increase (Decrease) in Cash and Cash Equivalents    (30,005)        23,397
Cash and Cash Equivalents at Beginning of Period     44,044         20,229
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 14,039       $ 43,626
                                                   ========       ========

Noncash Activities:
  Fair value of assets of acquired companies       $ 39,936       $  2,380
  Cash paid for acquired companies                  (28,425)        (1,347)
                                                   --------       --------

    Liabilities assumed of acquired companies      $ 11,511       $  1,033
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              ------------------       --------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,    Sept. 27,
per share amounts)               1998        1997         1998         1997
---------------------------------------------------------------------------
Basic
Net Income                     $1,251      $1,843       $4,700       $3,785
                               ------      ------       ------       ------

Weighted Average Shares         8,258       8,268        8,264        6,768
                               ------      ------       ------       ------

Basic Earnings per Share       $  .15      $  .22       $  .57       $  .56
                               ======      ======       ======       ======

Diluted
Net Income                     $1,251      $1,843       $4,700       $3,785
                               ------      ------       ------       ------

Weighted Average Shares         8,258       8,268        8,264        6,768
Effect of Stock Options            13           -           12            2
                               ------      ------       ------       ------

Weighted Average Shares,
  as Adjusted                   8,271       8,268        8,276        6,770
                               ------      ------       ------       ------

Diluted Earnings per Share     $  .15      $  .22       $  .57       $  .56
                               ======      ======       ======       ======

    The computation of diluted earnings per share for certain periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 285,540 of such options outstanding, with exercise prices ranging from $15.00 to $15.34 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $1,531,000 and $1,988,000, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $5,367,000 and $5,003,000, respectively.

4.  Acquisition

    In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell-Measurex, for $28,425,000 in cash, subject to a post-closing adjustment. DMC manufactures computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry.

    This acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from its date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $11,397,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, the Company has gathered no information that indicates the final purchase price allocation will differ from the preliminary estimate.

    Based on unaudited data, the following table presents selected financial information of the Company and DMC on a pro forma basis, assuming the companies had been combined since the beginning of 1997.

                                        Three Months
                                            Ended       Nine Months Ended
                                        ------------   -------------------
(In thousands except                      Sept. 27,    Oct. 3,   Sept. 27,
per share amounts)                             1997       1998        1997
--------------------------------------------------------------------------
Revenues                                    $21,588    $63,735     $66,743
Net Income                                    1,226      3,560       1,102
Basic and Diluted Earnings per Share            .15        .43         .16

    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of DMC been made at the beginning of 1997.

    The Company has undertaken a restructuring in connection with its acquisition of DMC. The restructuring activities include a reduction in staffing levels, relocation of certain DMC personnel, and abandonment of excess facilities of the acquired business. The Company established $1,300,000 of reserves for such actions as part of the cost of the acquisition in accordance with Emerging Issues Task Force (EITF) Pronouncement No. 95-3. Unresolved matters at October 3, 1998, included completing planned severances and abandonment or consolidation of excess facilities. In accordance with the requirements of EITF No. 95-3, the Company will finalize its restructuring plan no later than one year from the date of acquisition. During the first nine months of 1998, the Company expended $282,000 of the established reserves, primarily for severance and abandoned-facility payments. The remaining reserves are included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

5.  Restructuring Costs

    During the third quarter of 1998, the Company recorded restructuring costs of $624,000 related to severance costs for 35 employees, primarily in manufacturing positions, 22 of whom were terminated prior to October 3, 1998. The affected employees are primarily located in the U.S. at the Company's raw-materials business. The Company plans to complete implementation of its restructuring plan during the first half of 1999. As of October 3, 1998, $73,000 of the total charge had been expended and the remainder was included in other accrued expenses in the accompanying balance sheet at October 3, 1998.

6.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be merged with two other Thermo Electron subsidiaries to form one combined majority-owned public subsidiary of

Thermo Instrument Systems Inc. The Company's shareholders would receive shares of common stock of the combined entity in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of the Company, Thermo Instrument, Thermedics Inc., and each of the other two Thermo Electron subsidiaries proposed to be merged with the Company, including the independent directors of such companies; the negotiation and execution of a definitive merger agreement; the receipt of fairness opinions from one or more investment banking firms on certain financial aspects of the transaction; the approval of Thermo Electron's Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation (DMC), a wholly owned subsidiary of Honeywell-Measurex (Note 4). DMC manufactures computerized, noncontact thickness, coating, and other measurement systems for the worldwide web-processing industry. There can be no assurance that additional businesses will be available at prices attractive to the Company.

    A significant portion of the Company's sales are of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1997, approximately 51% of the Company's revenues originated outside the U.S. and approximately 33% were exports from the U.S. Sales originating outside the U.S. represent revenues of the Company's finished-materials business, the operations of which are located in Germany, the United Kingdom, and France. These business units principally sell in their local currencies.

    Exports from the Company's U.S. operations are denominated in U.S. dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Since the operations of the finished-materials business are conducted primarily in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its finished-materials business in geographic areas outside of Europe, with particular emphasis on North America, which in turn may reduce the Company's exposure to European market conditions. As a result of this strategy, the Company acquired DMC based in Gaithersburg, Maryland, in July 1998.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues increased 37% to $20,345,000 in the third quarter of 1998 from $14,886,000 in the third quarter of 1997. Revenues increased $6,101,000 at the finished-materials business primarily due to the inclusion of $6,535,000 in revenues from the acquisition of DMC in July 1998 (Note 4), offset in part by lower revenues due to lower exports at the Company's U.K. operation as a result of the strengthening of the British pound. Revenues decreased $642,000 in the raw-materials business, primarily due to a reduction in spending by raw-materials producers and increased competition.

    The gross profit margin decreased to 39% in the third quarter of 1998 from 49% in the third quarter of 1997. The gross profit margin at the finished-materials business decreased to 38% in 1998 from 43% in 1997, principally due to the inclusion of lower-margin revenues from DMC. The gross profit margin at the raw-materials business decreased to 41% in 1998 from 55% in 1997, primarily due to reduced revenues and increased competition resulting from the entry into the market place of new competitors.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 19% in the third quarter of 1998 from 26% in the third quarter of 1997, primarily due to reductions in headcount and travel expense in the raw-materials business. Research and development expenses increased to $1,634,000 in 1998 from $953,000 in 1997, primarily due to the inclusion of research and development expenses at DMC.

    During the third quarter of 1998, the Company recorded restructuring costs of $624,000 related to severance costs for 35 employees (Note 5).

    Interest income decreased to $280,000 in the third quarter of 1998 from $770,000 in the third quarter of 1997, primarily due to lower average invested balances as a result of the acquisition of DMC. Interest expense decreased to $106,000 in 1998 from $165,000 in 1997, principally due to a decrease in short-term borrowings at foreign divisions.

    The effective tax rate was 37% and 40% in the third quarter of 1998 and 1997, respectively. The effective tax rate decreased in 1998 due to higher income in certain foreign jurisdictions which have lower tax rates. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased 19% to $49,441,000 in the first nine months of 1998 from $41,611,000 in the first nine months of 1997. Revenues increased at the finished-materials business, principally due to the inclusion of $6,535,000 in revenues from the acquisition of DMC in July 1998 (Note 4) and, to a lesser extent, internal growth. This increase was offset in part by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues by $501,000. Revenues increased $413,000 at the raw-materials business, primarily due to increased sales in the U.S.

    The gross profit margin decreased to 43% in the first nine months of 1998 from 46% in the first nine months of 1997. The gross profit margin at the finished-materials business decreased to 41% in 1998 from 42% in 1997. The gross profit margin at the raw-materials business decreased to 45% in 1998 from 50% in 1997. These changes occurred principally due to the reasons discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 22% in the first nine months of 1998 from 26% in the first nine months of 1997, primarily due to the reason discussed in the results of operations for the third quarter. Research and development expenses increased to $3,255,000 in 1998 from $3,013,000 in 1997, primarily due to the inclusion of research and development expenses at DMC, offset in part by reduced spending due to the completion of the development of new products introduced in 1997.

    Interest income increased to $1,671,000 in the first nine months of 1998 from $1,243,000 in the first nine months of 1997, primarily due to interest earned on the invested net proceeds from the Company's June 1997 initial public offering, offset in part by the effect of cash used for the July 1998 acquisition of DMC. Interest expense decreased to $342,000 in 1998 from $605,000 in 1997, primarily due to a decrease in short-term borrowings at foreign divisions.

    The effective tax rate was 39% and 40% in the first nine months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

    Consolidated working capital was $35,850,000 at October 3, 1998, compared with $47,975,000 at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $20,060,000 at October 3, 1998, compared with $50,289,000 at January 3, 1998.

    During the first nine months of 1998, $3,770,000 of cash was provided by operating activities. Cash of $2,002,000 was provided by a decrease in accounts receivable, offset by a $2,117,000 increase in inventories and unbilled contract costs and fees. The decrease in accounts receivable was principally due to the timing of cash collections. The increase in inventories and unbilled contract costs and fees resulted primarily from the timing of billings on percentage-of-completion contracts.

    During the first nine months of 1998, $27,853,000 of cash was used for investing activities, primarily for the purchase of DMC for $27,554,000 in cash, net of cash acquired (Note 4). The Company used internal funds to finance the acquisition. In addition, the Company used $321,000 of cash for purchases of property, plant, and equipment. In the remainder of 1998, the Company plans to make additional capital expenditures of approximately $200,000.

    During the third quarter of 1998, $6,495,000 of cash was used for financing activities, principally to fund a decrease in short-term borrowings. The Company's Board of Directors has authorized the repurchase by the Company, through September 1999, of up to $10,000,000 of its own securities. Through October 3, 1998, the Company had expended $1,209,000 under this authorization. Any such purchases are funded from working capital.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information-technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 2,300,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-25243), which was declared effective by the Securities and Exchange Commission on June 18, 1997. The managing underwriters of the offering were Salomon Brothers, Inc., Lehman Brothers, Smith Barney Inc., and Cazenove & Co. The aggregate gross proceeds of the offering were $35,650,000. The Company's total expenses in connection with the offering were $3,122,000, of which $2,323,000 was for underwriting discounts and commissions, $753,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates), and $46,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $32,528,000. As of October 3, 1998, the Company had expended $581,000 of such net proceeds for the purchase of property, plant, and equipment, $3,376,000 for research and development expenses, $9,115,000 for working capital, and $19,456,000 to partially fund the acquisition of DMC. As of October 3, 1998, the Company had expended all of the net proceeds.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On July 17, 1998, the Company filed a Current Report on Form 8-K dated July 5, 1998, pertaining to its acquisition of Honeywell-Measurex Data Measurement Corporation. On September 18, 1998, the Company filed an amendment on Form 8-K/A to Current Report on Form 8-K, the purpose of which was to file financial information required by Form 8-K concerning the acquisition.

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed corporate reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring costs recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

                                       METRIKA SYSTEMS CORPORATION



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
  27       Financial Data Schedule.