Form 10-K
period 1999-01-02
METRIKA SYSTEMS CORP
filed 1999-03-15
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended January 2, 1999

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                       Commission file number 1-13085

                        METRIKA SYSTEMS CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         33-0733537
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

5788 Pacific Center Boulevard
San Diego, CA                                                         92121
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
 ---------------------------        -----------------------------------------
 Common Stock, $.01 par value                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $15,780,000.

As of January 29, 1999, the Registrant had 7,714,028 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business.

    The businesses of Metrika Systems Corporation (the Company or the Registrant) operate in two segments: On-line Raw Materials Analysis and On-line Finished Materials Quality Control. The Company's Raw Materials segment consists of Gamma-Metrics, which designs, develops, manufactures, and sells on-line process-optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coals, cement, and minerals. In October 1998, this segment acquired MF Physics Corporation for $2 million. MF Physics manufactures neutron generators, pneumatic sample-transfer systems, and a number of neutron-activation analysis products for raw materials.

    The Company's Finished Materials segment consists of Radiometrie, which manufactures advanced systems used to measure and control parameters such as materials thickness, coating thickness, and coating weight in web-type materials such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste. In July 1998, this segment acquired the stock of Honeywell-Measurex Data Measurement Corporation from Honeywell-Measurex Corporation for $29.0 million in cash. This business was renamed Radiometrie Corporation (Radiometrie U.S.). Radiometrie U.S. manufactures and sells computerized noncontact thickness, coating, and other measurement systems for the flat metal processing industry.

    The Company's systems make real-time, on-line, precise measurements of materials using advanced scientific measurement techniques, including gamma spectroscopy, beta particle detection, laser spectroscopy, X-ray fluorescence, and ultrasound that allow noninvasive and nondestructive analysis. The Company's systems incorporate proprietary intelligent sensors that have been developed for specific production processes along with ultra high-speed signal-processing electronics. These systems can be combined with the Company's proprietary real-time software to form integrated process optimization systems designed to fit the customer's specific application.

    The Company was incorporated as a Delaware corporation in November 1996. In connection with the Company's incorporation, Thermo Instrument Systems Inc. transferred to the Company the assets, liabilities, and business of its Gamma-Metrics subsidiary and Radiometrie division in exchange for 5,000,000 shares of the Company's common stock. As of January 2, 1999, Thermo Instrument owned 5,219,600 shares of the Company's common stock, representing 67% of such stock outstanding. During 1998*, Thermo Instrument purchased 219,600 shares in the open market for a total purchase price of $2.3 million. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers. Thermo Instrument is an 85%-owned subsidiary of Thermo Electron Corporation. As of January 2, 1999, Thermo Electron owned 627,100 shares of common stock of the Company, representing 8% of such stock outstanding. During 1998, Thermo Electron purchased these shares in the open market for $8.9 million. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Industry Segments

    Financial information concerning the Company's industry segments is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i)    Principal Products and Services

On-line Raw Materials Analysis

    The Company manufactures on-line process optimization systems that noninvasively measure and analyze the physical and chemical properties of a stream of bulk solid materials in real time. The systems are primarily used to analyze the composition of raw materials for certain basic industries, such as coal, cement, and minerals. The analysis technique used in the Company's process optimization systems involves neutron interrogation. Under neutron interrogation, each element, when activated by neutrons, emits gamma rays of unique characteristics that allow identification and quantification of the elements present. Neutron interrogation allows the entire stream of the material to be analyzed and eliminates the need for sampling. In addition, it provides accurate analysis of the materials, especially those that are nonhomogeneous, and can be used to analyze a broad range of substances. The systems contain proprietary sensors that detect gamma rays emitted from the material being analyzed, which is activated by the neutron source within the analyzer. This yields a composite gamma ray spectrum of the material. Through on-line high-speed spectroscopy, this spectrum is then decomposed into its constituent parts by using microprocessors and sophisticated real-time analytical software. The analyzer can then translate this data into the elemental composition of the raw materials and can also use the information to infer certain quality-control parameters specific to the process.

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

    CrossBelt Analyzer. The Company's CrossBelt Analyzer (CBA) is used primarily by the cement industry to analyze the composition of raw materials used in cement production. The CBA is essentially a horizontal tunnel that is assembled around a customer's conveyor belt. The CBA analyzes materials traveling on a conveyor belt at speeds of up to 600 feet per minute and with material flow rates in excess of 1,000 tons per hour. The system generates data on the elemental composition of the entire stream of materials, and can use the information to infer certain quality-control parameters such as lime-saturation factor and silica ratio. The CBA can incorporate high-speed proprietary software, which allows the customer to automatically control production processes. The CBA is incorporated on-line into their production process, which enables them to control the mix of raw materials at the beginning of the production line or to automatically control the blending of additives with crushed limestone and clay further down the line. Both approaches enable the producer to achieve more uniform cement quality. The CBA controls the production process by using the analytical data it compiles to automatically adjust the composition of the additive mix to achieve target quality levels. This approach helps reduce variations in the materials fed into the cement kiln yielding several benefits: lower energy consumption, greater throughput, and extended refractory life.

    Mineral Slurry Analyzers. The Company's on-line analyzers use neutron interrogation to analyze mineral slurry, a mixture of fine insoluble materials and water, for the mineral extraction industry. The recovery of almost all minerals and metals involves multi-step beneficiation processes. In most cases the beneficiation begins by milling the ore and adding water to form a slurry. Additional steps to concentrate the element of interest often include size and mass classification, and froth flotation involving reagents. The Company's neutron-based mineral slurry analyzer, which analyzes the entire elemental composition of the slurry, can greatly improve the efficiency of the beneficiation process by using the collected data to automatically adjust various process parameters, including the amount of reagents used. The Company believes its neutron-based mineral slurry analyzer is suitable for controlling the beneficiation process for a wide variety of minerals.

    The Company also manufactures on-line X-ray slurry analyzers and on-line particle-size analyzers. The X-ray slurry analyzers are used in the mineral processing industry, primarily for copper, zinc, lead, molybdenum, and uranium, to measure the concentration of certain elements. The equipment can also be designed to automatically control and adjust the amount of reagents used in the mineral beneficiation process. The X-ray slurry analyzer provides customers who do not require a comprehensive analysis system a cost-effective alternative to the Company's neutron-based mineral slurry analyzer. The on-line particle-size analyzers are real-time measuring instruments. The on-line particle-size analyzers use ultrasound together with proprietary models to determine the particle-size distribution and percent solids in mineral slurries.

    Software Products. The Company complements its application-specific sensor technology with process optimization software. These systems use adaptive and predictive controls to maximize use of materials, as well as to blend raw materials to meet certain requirements in a cost-effective manner. The process of extracting, beneficiating, and utilizing raw materials is difficult to control due to variances in chemistry, size, and shape and time delays in the transport of materials from different points within the handling system. The Company's proprietary process control software can accomplish these optimization tasks by performing a model-based estimation and by adaptively controlling source materials.

    FastLab. The Company offers its FastLab analyzer for rapid analysis of samples off-line, with minimal sample preparation. The FastLab can be used for numerous applications such as spot-check analysis of raw materials, core hole analysis, fuel analysis, and chemical additives analysis. This product is suitable for the same markets that use on-line elemental analysis.

    Process Safety Instrumentation. The Company is a supplier of process safety instrumentation in the nuclear power industry. The Company's instrumentation is designed to improve the safety and efficiency of nuclear power plants. In addition, the Company offers automated test equipment and safety-related computer software for nuclear power plants and other facilities where radioactive materials are used.

    Neutron Generators. The Company is a supplier of neutron generators for the mining industry, national laboratories, and high-tech manufacturers. The Company's product is used as part of a system to detect or measure elements of interest in a variety of applications including mineral exploration, oil well logging, explosives detection, and nuclear waste management.

On-line Finished Materials Quality Control

    The Company develops, manufactures, and markets gauges and process optimization systems for industrial manufacturing lines for continuous production of certain web-type materials. Web-type materials are flat sheet materials like paper, metal strip, plastic foil, rubber, and glass. Typical high-volume products made from web-type materials include all types of vehicle bodies and other parts, metals used for refrigerators and similar products, beverage and food cans, cladding for buildings, and rubber tires. The Company's instruments measure the total thickness, basis weight, and coating thickness of web-type materials such as plastic foils, hot and cold metal strip, rubber, glass, and non-woven fabrics, and are also capable of detecting pinholes in these webs. The measuring technology incorporated in the Company's products is based on partial absorption, reflection, or change in ionizing or infrared radiation, as well as white light, ultraviolet light, and laser beams, by the materials to be measured. The Company's systems can measure a single point on the material to be measured, several points, or generate a "profile" of the web. Measured values are acquired without contact and without interfering with the production process, have high measurement accuracy, and are extremely reliable despite hostile environments. The Company offers its measuring gauges with or without its process optimization systems, which can be used to automatically regulate the customer's production process.

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

    The Company's products reduce the use of raw materials and energy, maximizing productivity, and product quality. The total thickness of web-type material, or the coating on it, is measured accurately at the point of manufacture by the Company's products and compared with an input target value. Adjustments can be made early in the process because the Company's products can accurately measure materials closer to the origin of the strip, thus reducing material waste.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development and introduction of new products and it has various ongoing programs for improvements to existing products. The Company also seeks to develop new applications for its existing products and technology. In particular, the Company is actively seeking new applications for its non-invasive, nondestructive analysis technologies.

    Research and development expenses for the Company were $4.8 million, $3.8 million, and $3.0 million in 1998, 1997, and 1996, respectively.

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

    (iv)   Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents, when appropriate. The Company is the owner of a number of patents expiring at various dates. Patent protection is believed to provide the Company with competitive advantages with respect to certain instruments. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

    (v)    Seasonal Influences

    The Company's Finished Materials segment experiences a slowdown in revenues during the first quarter of each calendar year primarily because its customers tend to place their orders earlier in the year so that they can have the systems installed either during the slow period of the summer or between Christmas and the New Year.

    (vi)   Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)  Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii) Backlog

    The Company's backlog of firm orders was:

(In thousands)                                   1998      1997
--------------------------------------------- -------- ---------

Raw Materials                                 $ 7,145  $ 17,515
Finished Materials                             23,645     9,414
                                              -------  --------

                                              $30,790  $ 26,929
                                              =======  ========
    The Company includes in backlog only those orders for which it has received firm purchase orders and for which delivery has been specified within twelve months. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge. Because of the possibility of customer changes in delivery schedules, cancellation of orders, and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. The decrease in backlog in the Raw Materials segment was primarily due to a reduction in spending by raw-material producers and increased competition.

    (ix)   Government Contracts

    Not applicable.

    (x)    Competition

    In the Raw Materials segment, the Company competes primarily on performance and to a lesser extent on price. Competition regarding on-line coal and cement material analyzers is limited at present. Scantech Limited (Australia) is the Company's principal competitor in the on-line coal and cement material analysis markets. More recently, Polysius and Lucchin entered the cement market. The Company is a recent entrant into the on-line mineral slurry analysis market where it competes primarily with Outokumpu (Finland). The market for solids and multiphase analyzers for process control generally is fragmented, with numerous competitors. The Company believes it is a market leader in the segment of the solids and multiphase analyzer market for on-line bulk-materials analyzers using neutron interrogation.

    Competition in the Finished Materials segment is highly fragmented with numerous competitors competing in various end-use market segments. As a result, competition varies according to the end-use segment. The Company competes based upon quality, performance, and price. The Company's largest competitors are Honeywell (U.S.), Toshiba (Japan), and Yokogawa (Japan). Honeywell, through its Ohmart division is a supplier to the plastics industry. Toshiba and Yokogawa are at present competing with the Company in Asia in the metals industry. IMS (Germany) and IRM (Belgium/U.S.), compete with the Company worldwide in the metals industry. There are a number of competitors such as NDC (US), Eurotherm (U.K.), and Infrared Engineering (U.K.), which compete with the Company in the plastics and rubber industry.

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

    (xiii) Number of Employees

    As of January 2, 1999, the Company had a total of 508 employees. The Company has had no work stoppages and considers its relations with employees to be good.

(d) Financial Information About Exports by Domestic Operations and About Foreign Operations

    Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     Ernesto A. Corte      60  President and Chief Executive Officer (1997)
     Werner G. Kramer      52  Executive Vice President (1997)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1997)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Mr. Corte has been President of the Company since its inception in November 1996, and Chief Executive Officer since February 1998. Mr. Corte has been President of the Company's Gamma-Metrics subsidiary since 1993. Mr. Kramer has been Executive Vice President of the Company since its inception in November 1996 and President of the Company's Eberline Radiometrie Instruments GmbH subsidiary and Radiometrie's parent company, Thermo Instrument Systems GmbH, since 1993. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument, in 1994. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Messrs. Corte and Kramer are full-time employees of the Company. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.    Properties

    The Company leases approximately 44,900 square feet in San Diego, California, pursuant to a lease that expires in 2003 and leases 9,300 square feet in Colorado Springs, Colorado, pursuant to a lease that expires in 2003. The Company uses these facilities for manufacturing, sales, and administration for its Raw Materials segment.

    The Company also leases approximately 98,900 square feet in Gaithersburg, Maryland, pursuant to leases expiring in 1999 through 2002, approximately 24,000 square feet in Gloucester, England, pursuant to a lease expiring in 2001, and owns a facility with approximately 110,000 square feet in Erlangen, Germany, of which approximately 55,100 square feet are utilized by the Company, with the balance being utilized by another Thermo Instrument subsidiary. These facilities are used by the Company for manufacturing, sales, and administration for its Finished Materials segment. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

    In addition, the Company leases office space throughout the world for its sales and service operations. The Company believes that these facilities are adequate for its present operations.

Item 3.    Legal Proceedings

    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, with respect to an update to Thermo Electron's proposed corporate reorganization announced on August 12, 1998.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 1999               METRIKA SYSTEMS CORPORATION


                               By: /s/ Ernesto A. Corte
                                Ernesto A. Corte
                                President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 1999.

Signature                      Title


By: /s/ Ernesto A. Corte       President, Chief Executive Officer, and Director
    Ernesto A. Corte


By: /s/ Theo Melas-Kyriazi     Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher       Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Joseph A. Baute        Director
    Joseph A. Baute


By: /s/ Willard R. Becraft     Director
    Willard R. Becraft


By: /s/ Denis A. Helm          Chairman of the Board and Director
    Denis A. Helm


By: /s/ John T. Keiser         Director
    John T. Keiser


By: /s/ Earl R. Lewis          Director
    Earl R. Lewis

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Metrika Systems Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Metrika Systems Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                           METRIKA SYSTEMS CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description                                     Provision    Accounts    Accounts   Other (a)      Balance
                                   Balance at     Charged   Recovered     Written                   at End
                                    Beginning          to                     Off                  of Year
                                           of     Expense
                                         Year
---------------------------------- ----------- ----------- ----------- ----------- ----------- ------------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $ 671       $ 470       $  40       $(606)    $ 1,711     $  2,286

Year Ended January 3, 1998              $ 440       $ 633       $ 209       $(713)    $   102     $    671

Year Ended December 28, 1996            $ 478       $   -       $   -       $ (36)    $    (2)    $    440


Description                                           Balance at   Established      Activity       Balance
                                                       Beginning    as Cost of       Charged        at End
                                                         of Year    Acquisitions          to       of Year
                                                                                     Reserve
--------------------------------------------------- ------------- ------------- ------------- -------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                                 $  68         $1,350        $(755)        $ 663

Year Ended January 3, 1998                                 $   -         $ 350         $(282)        $  68



Description                             Balance at  Provision for                                  Balance
                                         Beginning  Restructuring       Cash Payments               at End
                                           of Year         Costs                   Other (d)       of Year
------------------------------------- ------------- ------------- ------------- ------------- -------------

Accrued Restructuring Costs (c)

Year Ended January 2, 1999                   $   -         $ 624         $(100)        $  28         $ 552


(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) The nature of activity in this account is described in Note 12 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(d) Primarily the effect of foreign currency translation.


                                EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

 2 Stock Purchase Agreement dated as of May 6, 1998, by and between the Company and Honeywell-Measurex Corporation (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K for events occurring on July 5, 1998, and incorporated herein by reference).

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

10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 3, 1997, between Thermo Instrument and the Company (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference).

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

10.12*     Form of Indemnification Agreement for Officers and Directors.

Exhibit
Number     Description of Exhibit

10.13* Equity Incentive Plan of the Company (maximum number of shares issuable is 800,000 shares after adjustment to reflect share increase approved in 1998).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.14* Lease Agreement dated as of October 1, 1993, between Thermo Instrument Systems GmbH (the Company's subsidiary), as lessor, and ESM Eberline Instruments Strahlen and Umweltmesstechnik GmbH, as lessee.

10.15 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.

           Each exhibit above which is marked with an asterisk (*) is incorporated herein by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-25243].