Form 10-Q
period 1999-04-03
METRIKA SYSTEMS CORP
filed 1999-05-10
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                          Outstanding at April 30, 1999
 Common Stock, $.01 par value                         7,415,228



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents (includes $11,520 and $12,752 under                        $ 13,295    $15,093
   repurchase agreement with affiliated company)
 Accounts receivable, less allowances of $5,682 and $2,286 (Note 5)                     19,657     25,066
 Unbilled contract costs and fees                                                        6,319      7,224
 Inventories:
   Raw materials and supplies                                                            7,549      8,036
   Work in process                                                                       3,390      3,746
   Finished goods                                                                          566        475
 Prepaid income taxes                                                                    4,428      4,439
 Other current assets (Note 5)                                                           9,462        806
                                                                                      --------   --------

                                                                                        64,666     64,885
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 16,500     17,596
 Less:  Accumulated depreciation and amortization                                        5,724      5,772
                                                                                      --------   --------

                                                                                        10,776     11,824
                                                                                      --------   --------

Other Assets                                                                             2,335      4,087
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      24,462     24,648
                                                                                      --------   --------

                                                                                      $102,239   $105,444
                                                                                      ========   ========



                           METRIKA SYSTEMS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligation                         $  5,572    $ 6,303
 Accounts payable                                                                        2,315      3,291
 Accrued payroll and employee benefits                                                   2,226      2,589
 Accrued income taxes                                                                    1,994      1,024
 Customer deposits                                                                       1,725      1,302
 Billings in excess of contract costs and fees                                           2,531      2,163
 Accrued installation and warranty costs (Note 5)                                        4,925      3,508
 Other accrued expenses (Note 5)                                                         4,020      4,986
 Due to parent company and affiliated companies                                          3,514      3,901
                                                                                      --------   --------

                                                                                        28,822     29,067
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,572      1,572
                                                                                      --------   --------

Accrued Pension Costs                                                                    4,673      4,983
                                                                                      --------   --------

Long-term Obligation                                                                     3,008      3,437
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                                83         83
   8,267,828 shares issued
 Capital in excess of par value                                                         58,665     58,641
 Retained earnings                                                                      13,794     12,500
 Treasury stock at cost, 852,600 and 533,700 shares                                     (7,225)    (4,620)
 Deferred compensation                                                                     (24)         -
 Accumulated other comprehensive items (Note 2)                                         (1,129)      (219)
                                                                                      --------   --------

                                                                                        64,164     66,385
                                                                                      --------   --------

                                                                                      $102,239   $105,444
                                                                                      ========   ========












The accompanying notes are an integral part of these consolidated financial statements.




                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues                                                                               $18,947    $14,712
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       10,798      8,174
 Selling, general, and administrative expenses                                           4,520      3,747
 Research and development expenses                                                       1,564        992
                                                                                       -------     ------

                                                                                        16,882     12,913
                                                                                       -------    -------

Operating Income                                                                         2,065      1,799

Interest Income                                                                            165        691
Interest Expense                                                                          (107)      (132)
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 2,123      2,358
Provision for Income Taxes                                                                 829        944
                                                                                       -------     ------

Net Income                                                                             $ 1,294     $1,414
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .17     $  .17
                                                                                       =======     ======

Basic and Diluted Weighted Average Shares (Note 3)                                       7,575      8,268
                                                                                       =======     ======






















The accompanying notes are an integral part of these consolidated financial statements.


                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Operating Activities:
 Net income                                                                            $ 1,294    $ 1,414
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           649        402
   Provision for losses on accounts receivable                                             149        253
   Other noncash items                                                                      74        218
   Changes in current accounts:
     Accounts receivable                                                                   886      4,442
     Inventories and unbilled contract costs and fees                                    1,156     (1,524)
     Other current assets                                                                 (914)    (1,075)
     Accounts payable                                                                     (917)      (347)
     Other current liabilities                                                          (1,013)       251
                                                                                       -------    -------

       Net cash provided by operating activities                                         1,364      4,034
                                                                                       -------    -------

Investing Activities:
 Refund of acquisition purchase price (Note 5)                                             574          -
 Purchases of property, plant, and equipment                                              (134)      (101)
 Other                                                                                      19          -
                                                                                       -------    -------

       Net cash provided by (used in) investing activities                                 459       (101)
                                                                                       -------    -------

Financing Activities:
 Purchases of Company common stock                                                      (2,605)         -
 Change in due to parent company and affiliated companies                                    -        (60)
 Decrease in short-term obligations                                                       (489)    (2,945)
 Repayment of long-term obligation                                                        (164)      (145)
                                                                                       -------    -------

       Net cash used in financing activities                                            (3,258)    (3,150)
                                                                                       -------    -------

Exchange Rate Effect on Cash                                                              (363)       520
                                                                                       -------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        (1,798)     1,303
Cash and Cash Equivalents at Beginning of Period                                        15,093     44,044
                                                                                       -------    -------

Cash and Cash Equivalents at End of Period                                             $13,295    $45,347
                                                                                       =======    =======








The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as a component of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in 1998, unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled $384,000 and $1,929,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Net Income                                                                              $1,294     $1,414
                                                                                        ------     ------

Weighted Average Shares                                                                  7,575      8,268
                                                                                        ------     ------

Basic and Diluted Earnings per Share                                                    $  .17     $  .17
                                                                                        ======     ======

      The computation of diluted earnings per share excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 371,426 of such options outstanding, with exercise prices ranging from $8.45 to $15.34 per share.




4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 On-line Finished Materials Quality Control                                            $14,298    $ 7,048
 On-line Raw Materials Analysis                                                          4,649      7,664
                                                                                       -------    -------

                                                                                       $18,947    $14,712
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 On-line Finished Materials Quality Control                                            $ 2,055    $   861
 On-line Raw Materials Analysis                                                            290      1,361
 Corporate (a)                                                                            (280)      (423)
                                                                                       -------    -------

 Total operating income                                                                  2,065      1,799
 Interest income, net                                                                       58        559
                                                                                       -------    -------

                                                                                       $ 2,123    $ 2,358
                                                                                       =======    =======

(a)   Primarily general and administrative expenses.

5.    Acquisition Matters

      In July 1998, the Company acquired the stock of Honeywell-Measurex Data
Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex
Corporation. This business was renamed Radiometrie Corporation (Radiometrie
U.S.). During the first quarter of 1999, the Company received a refund of $574,000 related to a previously agreed upon purchase price adjustment for the acquisition of Radiometrie U.S. Also, during the first quarter of 1999, the Company and Honeywell negotiated a post-closing adjustment under the terms of the purchase agreement for the acquisition of Radiometrie U.S. pertaining to the determination of the amount of certain assets and liabilities of Radiometrie
U.S. at the date of acquisition for which Honeywell had maintained responsibility. This negotiation resulted in an amount due to the Company of $7,800,000, which is payable to the Company in three installments from April through December 1999. This amount has been recorded as a receivable and is included in other current assets in the accompanying April 1999 balance sheet. A corresponding increase in the allowance for bad debts and certain liability accounts has been recorded to reflect the transfer of responsibility for these matters to the Company.

      The Company has undertaken a restructuring in connection with its 1998 acquisitions. The Company's restructuring activities, accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, have included a reduction in staffing levels, relocation of certain personnel, and abandonment of excess facilities of the acquired businesses. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance and excess facilities. As of January 2, 1999, the Company had remaining accrued acquisition expenses of $663,000. During the first quarter of 1999, the Company expended $290,000 of the established reserves, primarily for severance and abandoned-facility payments.
As of April 3, 1999, the remaining liability for accrued acquisition expenses was $373,000. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment or consolidation of excess facilities for Radiometrie U.S. In accordance with the requirements of EITF 95-3, the Company finalizes its restructuring plans no later than one year from the date of the acquisition.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company develops, manufactures, and markets on-line process-optimization systems that employ proprietary ultrahigh-speed advanced scientific measurement technologies. The Company operates in two segments:
On-line Raw Materials Analysis (Raw Materials) and On-line Finished Materials
Quality Control (Finished Materials). The Company's Raw Materials segment is a pioneer in the development of process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coal, cement, and minerals. The
Company's Finished Materials segment manufactures advanced systems that measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

      The Company intends to supplement its internal growth with strategic acquisitions of complementary businesses. In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex Corporation. This business, renamed Radiometrie
Corporation (Radiometrie U.S.), manufactures computerized, noncontact thickness, coating, and other measurement systems for the flat metal processing industry.
In October 1998, the Company acquired MF Physics Corporation. MF Physics manufactures neutron generators and neutron activation analysis systems. There can be no assurance that additional businesses will be available at prices attractive to the Company.

      A significant portion of the Company's sales are of large systems, the timing of which can lead to variability in the Company's quarterly revenues and income. In addition, in 1998, approximately 43% of the Company's revenues originated outside the U.S. and approximately 33% were exports from the U.S.
Sales originating outside the U.S. represent revenues of the Company's Finished
Materials segment, the operations of which are located in Germany, the United
Kingdom, and France. These business units principally sell in their local currencies.

      Exports from the Company's U.S. operations are denominated in U.S.
dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.
Since the operations of the Finished Materials segment are conducted primarily in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its Finished Materials segment in geographic areas outside of Europe, with particular emphasis on North America, which in turn may reduce the Company's exposure to European market conditions. The Company's acquisition of Maryland-based Radiometrie U.S. was part of this strategy.



Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues increased 29% to $18.9 million in the first quarter of 1999 from $14.7 million in the first quarter of 1998. Finished Materials segment revenues increased principally due to the inclusion of $6.5 million in revenues from Radiometrie U.S., acquired July 1998, and, to a lesser extent, internal growth.
Revenues also increased $0.2 million due to the favorable effects of currency translation as a result of a decline in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates. Raw Materials segment revenues decreased $3.0 million, primarily due to a reduction in spending by raw-material producers and increased competition resulting from the entry of new competitors into the marketplace, offset in part by the inclusion of $0.4 million in revenues from MF Physics, acquired October 1998. Total backlog decreased to $24.7 million at April 3, 1999, from $30.8 million at January 2, 1999, primarily due to a reduction in capital spending in the metals industry at the Finished Materials segment and the factors discussed above at the Raw Materials segment. The reduction in backlog is expected to continue to adversely affect comparative sales and profitability at the Raw Materials segment in 1999.

      The gross profit margin decreased to 43% in the first quarter of 1999 from 44% in the first quarter of 1998, principally due to a decrease in the gross profit margin at the Raw Materials segment due to reduced revenues and increased competition. This decrease was offset in part by an increase in the gross profit margin at the Finished Materials segment, principally due to the inclusion of higher-margin revenues from Radiometrie U.S.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the first quarter of 1999 from 25% in the first quarter of 1998, primarily due to a decrease at the Finished Materials segment due to increased revenues and, to a lesser extent, the inclusion of lower expenses as a percentage of revenues at Radiometrie U.S. The reduction in selling, general, and administrative expenses as a percentage of revenues was offset in part by an increase at the Raw Materials segment due to lower revenues.

      Research and development expenses increased to $1.6 million in the first quarter of 1999 from $1.0 million in the first quarter of 1998, due to the inclusion of research and development expenses from Radiometrie U.S.

      Interest income decreased to $0.2 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998, primarily due to a decrease in average invested balances due to the use of cash for the July 1998 acquisition of Radiometrie U.S. Interest expense remained unchanged at $0.1 million in the first quarter of 1999 and 1998.

      The effective tax rate was 39% and 40% in the first quarter of 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

Liquidity and Capital Resources

      Consolidated working capital was $35.8 million at April 3, 1999 and January 2, 1999. Included in working capital are cash and cash equivalents of $13.3 million at April 3, 1999, compared with $15.1 million at January 2, 1999.
During the first quarter of 1999, $1.4 million of cash was provided by operating activities. Cash of $1.2 million was provided by a decrease in inventories and unbilled contract costs and fees, principally due to timing of percentage of completion revenues. This source of cash was offset by $1.9 million of cash used to fund a decrease in accounts payable and other current liabilities, which was primarily due to the timing of payments.

      During the first quarter of 1999, investing activities provided $0.5 million of cash. The Company received a $0.6 million refund of a portion of the purchase price for Radiometrie U.S. (Note 5). In addition, the Company negotiated an additional post closing adjustment of $7.8 million for the acquisition of Radiometrie U.S., which is payable to the Company in three installments due in 1999 (Note 5). The Company used $0.1 million for purchases of property, plant, and equipment. The Company plans to make additional capital expenditures for the purchase of property, plant, and equipment of approximately
$0.8 million during the remainder of 1999.


Liquidity and Capital Resources (continued)

      In April 1999, the Company signed a nonbinding letter of intent to acquire the assets of the Amdel Instrumentation, a division of Amdel Limited, for approximately $8.0 million in cash and the assumption of certain liabilities.
Based in Australia, Amdel Instrumentation is a provider of on-line process instruments for the minerals industry. This proposed acquisition is subject to certain conditions, including completion of due diligence, negotiation of a definitive agreement, and approval by the Company's Board of Directors. There can be no assurance that this acquisition will be consummated.

      The Company's financing activities used $3.3 million of cash during the first quarter of 1999. The Company used $2.6 million of cash to repurchase
Company common stock pursuant to an authorization by the Company's Board of Directors. At April 3, 1999, the Company had $2.8 million remaining under its authorization to purchase Company common stock in the open market or negotiated transactions through September 1999. Any such purchases are funded from working capital. In addition, the Company used $0.5 million of cash to fund a decrease in short-term borrowings.

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

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 80% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with, or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The
Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company



Year 2000 (continued)

is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or are early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has commenced its assessment of third-party risk, and expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer


Year 2000 (continued)

manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.






                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 1999.

                                            METRIKA SYSTEMS CORPORATION



                                            /s/ Paul F. Kelleher
                                            -------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            /s/ Theo Melas-Kyriazi
                                            -------------------------
                                            Theo Melas-Kyriazi
                                            Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

27.1           Financial Data Schedule for the period ended April 3, 1999.

27.2           Amended Financial Data Schedule for the year ended January 2, 1999.
