Form 10-Q
period 1999-07-03
METRIKA SYSTEMS CORP
filed 1999-08-10
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                         Outstanding at July 30, 1999
    Common Stock, $.01 par value               7,418,128

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- -----------

Current Assets:
 Cash and cash equivalents (includes $12,752 under repurchase agreement               $  2,904    $15,093
   with affiliated company in 1998)
 Advance to affiliate (Note 7)                                                          13,422          -
 Accounts receivable, less allowances of $5,482 and $2,286 (Note 5)                     19,711     25,066
 Unbilled contract costs and fees                                                        6,119      7,224
 Inventories:
   Raw materials and supplies                                                            7,969      8,036
   Work in process                                                                       4,178      3,746
   Finished goods                                                                          729        475
 Prepaid income taxes                                                                    4,103      4,439
 Other current assets (Note 5)                                                           5,060        806
                                                                                      --------   --------

                                                                                        64,195     64,885
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 15,453     17,596
 Less:  Accumulated depreciation and amortization                                        5,323      5,772
                                                                                      --------   --------

                                                                                        10,130     11,824
                                                                                      --------   --------

Other Assets                                                                             2,251      4,087
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      24,283     24,648
                                                                                      --------   --------

                                                                                      $100,859   $105,444
                                                                                      ========   ========




                           METRIKA SYSTEMS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligation                         $  5,284    $ 6,303
 Accounts payable                                                                        2,599      3,291
 Accrued payroll and employee benefits                                                   2,465      2,589
 Accrued income taxes                                                                    2,909      1,024
 Customer deposits                                                                       1,836      1,302
 Billings in excess of contract costs and fees                                           3,500      2,163
 Accrued installation and warranty costs (Note 5)                                        2,882      3,508
 Other accrued expenses (Note 5)                                                         3,215      4,986
 Due to parent company and affiliated companies                                          3,109      3,901
                                                                                      --------   --------

                                                                                        27,799     29,067
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,572      1,572
                                                                                      --------   --------

Accrued Pension Costs                                                                    4,534      4,983
                                                                                      --------   --------

Long-term Obligation                                                                     2,716      3,437
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                                83         83
   8,270,728 and 8,267,828 shares issued
 Capital in excess of par value                                                         58,665     58,641
 Retained earnings                                                                      14,361     12,500
 Treasury stock at cost, 852,600 and 533,700 shares                                     (7,225)    (4,620)
 Deferred compensation                                                                     (24)         -
 Accumulated other comprehensive items (Note 2)                                         (1,622)      (219)
                                                                                      --------   --------

                                                                                        64,238     66,385
                                                                                      --------   --------

                                                                                      $100,859   $105,444
                                                                                      ========   ========











The accompanying notes are an integral part of these consolidated financial statements.



                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- -----------  ---------

Revenues                                                                               $15,148     $14,384
                                                                                       -------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                        9,142       7,728
 Selling, general, and administrative expenses                                           4,315       3,313
 Research and development expenses                                                       1,334         629
 Restructuring costs (Note 6)                                                             (402)          -
                                                                                       -------    --------

                                                                                        14,389      11,670
                                                                                       -------    --------

Operating Income                                                                           759       2,714

Interest Income                                                                            264         700
Interest Expense                                                                           (95)       (104)
                                                                                       -------    --------

Income Before Provision for Income Taxes                                                   928       3,310
Provision for Income Taxes                                                                 361       1,275
                                                                                       -------    --------

Net Income                                                                             $   567    $  2,035
                                                                                       =======    ========

Basic and Diluted Earnings per Share (Note 3)                                          $   .08    $    .25
                                                                                       =======    ========

Weighted Average Shares (Note 3):
 Basic                                                                                   7,418       8,268
                                                                                       =======    ========

 Diluted                                                                                 7,418       8,288
                                                                                       =======    ========


















The accompanying notes are an integral part of these consolidated financial statements.



                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- -----------  ---------

Revenues                                                                               $34,095     $29,096
                                                                                       -------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                       19,940      15,902
 Selling, general, and administrative expenses                                           8,835       7,060
 Research and development expenses                                                       2,898       1,621
 Restructuring costs (Note 6)                                                             (402)          -
                                                                                       -------    --------

                                                                                        31,271      24,583
                                                                                       -------    --------

Operating Income                                                                         2,824       4,513

Interest Income                                                                            429       1,391
Interest Expense                                                                          (202)       (236)
                                                                                       -------    --------

Income Before Provision for Income Taxes                                                 3,051       5,668
Provision for Income Taxes                                                               1,190       2,219
                                                                                       -------    --------

Net Income                                                                             $ 1,861    $  3,449
                                                                                       =======    ========

Basic and Diluted Earnings per Share (Note 3)                                          $   .25    $    .42
                                                                                       =======    ========

Weighted Average Shares (Note 3):
 Basic                                                                                   7,497       8,268
                                                                                       =======    ========

 Diluted                                                                                 7,497       8,278
                                                                                       =======    ========


















The accompanying notes are an integral part of these consolidated financial statements.


                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- -----------  ---------

Operating Activities:
 Net income                                                                           $  1,861    $  3,449
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,239         794
   Provision for losses on accounts receivable                                             206         332
   Other noncash items                                                                     142         197
   Changes in current accounts:
     Accounts receivable                                                                   459       5,237
     Inventories and unbilled contract costs and fees                                     (317)     (2,635)
     Other current assets                                                                  258      (1,272)
     Accounts payable                                                                     (607)        322
     Other current liabilities                                                          (1,992)     (1,154)
                                                                                      --------    --------

       Net cash provided by operating activities                                         1,249       5,270
                                                                                      --------    --------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                   (13,422)          -
 Refund of acquisition purchase price (Note 5)                                           4,074           -
 Purchases of property, plant, and equipment                                              (254)       (202)
 Other                                                                                      43          12
                                                                                      --------    --------

       Net cash used in investing activities                                            (9,559)       (190)
                                                                                      --------    --------

Financing Activities:
 Purchases of Company common stock                                                      (2,605)          -
 Change in due to parent company and affiliated companies                                    -         (21)
 Decrease in short-term obligations                                                       (658)     (4,163)
 Repayment of long-term obligation                                                        (314)       (330)
                                                                                      --------    --------

       Net cash used in financing activities                                            (3,577)     (4,514)
                                                                                      --------    --------

Exchange Rate Effect on Cash                                                              (302)        341
                                                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents                                       (12,189)        907
Cash and Cash Equivalents at Beginning of Period                                        15,093      44,044
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  2,904    $ 44,951
                                                                                      ========    ========







The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as a component of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in 1998, unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled $74,000 and $1,907,000, respectively. During the first six months of 1999 and 1998, the Company's comprehensive income totaled $458,000 and $3,836,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                        $ 567      $2,035     $1,861      $3,449
                                                                  -----      ------     ------      ------

Weighted Average Shares                                           7,418       8,268      7,497       8,268
                                                                  -----      ------      -----      ------

Basic Earnings per Share                                          $ .08      $  .25      $ .25      $  .42
                                                                  =====      ======      =====      ======

Diluted
Net Income                                                        $ 567      $2,035     $1,861      $3,449
                                                                  -----      ------     ------      ------

Weighted Average Shares                                           7,418       8,268      7,497       8,268
Effect of Stock Options                                               -          20          -          10
                                                                  -----      ------      -----      ------

Weighted Average Shares, as Adjusted                              7,418       8,288      7,497       8,278
                                                                  -----      ------      -----      ------

Diluted Earnings per Share                                        $ .08      $  .25      $ .25      $  .42
                                                                  =====      ======      =====      ======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 367,508 of such options outstanding, with exercise prices ranging from $8.45 to $15.34 per share.

4.    Business Segment Information

                                                                Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 On-line Finished Materials Quality Control                     $12,381     $ 7,034    $26,679     $14,082
 On-line Raw Materials Analysis                                   2,767       7,350      7,416      15,014
                                                                 ------     -------     ------     -------

                                                                $15,148     $14,384    $34,095     $29,096
                                                                =======     =======    =======     =======

Income Before Provision for Income Taxes:
 On-line Finished Materials Quality Control (b)                  $1,679     $ 1,200     $3,734     $ 2,060
 On-line Raw Materials Analysis                                    (639)      1,680       (349)      3,041
 Corporate (a)                                                     (281)       (166)      (561)       (588)
                                                                 ------     -------     ------     -------

 Total operating income                                             759       2,714      2,824       4,513
 Interest income, net                                               169         596        227       1,155
                                                                 ------     -------     ------     -------

                                                                 $  928     $ 3,310     $3,051     $ 5,668
                                                                 ======     =======     ======     =======

(a)  Primarily general and administrative expenses.
(b)  Includes reversal of previously recorded restructuring costs of $402,000 in 1999 (Note 6).

5.    Acquisition Matters

      In July 1998, the Company acquired the stock of Honeywell-Measurex Data
Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex
Corporation. This business was renamed Radiometrie Corporation (Radiometrie
U.S.). During the first quarter of 1999, the Company received a refund of $574,000 related to a previously agreed upon purchase price adjustment in connection with the acquisition of Radiometrie U.S. Also during the first quarter of 1999, the Company and Honeywell negotiated a post-closing adjustment under the terms of the purchase agreement pertaining to the determination of the amount of certain assets and liabilities of Radiometrie U.S. at the date of acquisition for which Honeywell had maintained responsibility. This negotiation resulted in an amount due to the Company of $7,800,000, which is payable to the Company in three installments from April through December 1999, of which $3,500,000 was received during the second quarter of 1999. The remaining
$4,300,000 has been recorded as a receivable and is included in other current assets in the accompanying 1999 balance sheet. A corresponding increase in the allowance for bad debts and certain liability accounts has been recorded to reflect the transfer of responsibility for these matters to the Company.

        The Company has undertaken a restructuring in connection with its 1998 acquisitions. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, have included a reduction in staffing levels, relocation of certain personnel, and abandonment of excess facilities at the acquired businesses. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with the requirements of EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective



5.    Acquisition Matters (continued)

dates of the acquisitions. Unresolved matters at July 3, 1999, included completion of abandonment of excess facilities for an acquisition completed during the last 12 months. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  418         $  144         $  101         $  663
 Reserves established                                     240             82             80            402
 Usage                                                   (483)          (183)          (172)          (838)
                                                       ------         ------         ------         ------

Balance at July 3, 1999                                $  175         $   43         $    9         $  227
                                                       ======         ======         ======         ======

6.    Restructuring Costs

      During 1998, the Company accrued severance costs for 35 employees. Through
July 3, 1999, the Company had severed 30 employees and, during the second quarter of 1999, determined that the remaining 5 employees will not be terminated. Accordingly, the Company reversed the remaining $402,000 of previously established restructuring reserves.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

8.    Subsequent Event

      On July 5, 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited (Amdel), for approximately $7,000,000 in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. Amdel is an Australia-based provider of on-line process instruments for the minerals industry. The acquisition will be accounted for using the purchase method of accounting and its results will be included in the Company's results from the date of acquisition.

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



Overview

      The Company develops, manufactures, and markets on-line process-optimization systems that employ proprietary ultrahigh-speed advanced scientific measurement technologies. The Company operates in two segments:
On-line Raw Materials Analysis (Raw Materials) and On-line Finished Materials
Quality Control (Finished Materials). The Company's Raw Materials segment is a pioneer in the development of process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials, including coal, cement, and minerals, during production. The Company's Finished
Materials segment manufactures advanced systems that measure and control parameters such as material thickness, coating thickness, and coating weight in web-type materials, such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste.

      The Company may supplement its internal growth with strategic acquisitions of complementary businesses. In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex Corporation. This business, renamed Radiometrie Corporation
(Radiometrie U.S.), manufactures computerized, noncontact thickness, coating, and other measurement systems for the flat metal processing industry. In October
1998, the Company acquired MF Physics Corporation. MF Physics manufactures neutron generators and neutron activation analysis systems. On July 5, 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited
(Amdel). Amdel is a provider of on-line process instruments for the minerals industry (Note 8).

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

      Exports from the Company's U.S. operations are denominated in U.S.
dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.
Since the operations of the Finished Materials segment are conducted primarily in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its Finished Materials segment in geographic areas outside of Europe, with particular emphasis on North America, which in turn may reduce the Company's exposure to European market conditions. The Company's acquisitions of Maryland-based Radiometrie U.S. and Australian-based Amdel were part of this strategy.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased to $15.1 million in the second quarter of 1999 from $14.4 million in the second quarter of 1998. Finished Materials segment revenues increased $5.3 million to $12.4 million due to the inclusion of $5.2 million in revenues from Radiometrie U.S., acquired July 1998. The unfavorable effects of currency translation as a result of a strengthening of the U.S. dollar relative to currencies in foreign countries in which the Company operates decreased revenues in the Finished Materials segment $0.3 million. Raw Materials segment revenues decreased $4.6 million to $2.8 million, primarily due to a reduction in spending by raw-material producers, particularly in the cement sector, offset in part by the inclusion of $0.2 million in revenues from MF Physics, acquired
October 1998. The reduction in spending is expected to continue to adversely affect comparative sales and profitability in the Raw Materials segment in 1999.
Total backlog decreased to $27.6 million at July 3, 1999, from $30.8 million at January 2, 1999, primarily due to a reduction in capital spending in the metals industry in the Finished Materials segment.



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      The gross profit margin decreased to 40% in the second quarter of 1999 from 46% in the second quarter of 1998, principally due to a decrease in the gross profit margin in the Raw Materials segment due to the reduction in revenues relative to the level of fixed costs and, to a lesser extent, lower gross margins in the Finished Materials segment due to the inclusion of lower-margin revenues from Radiometrie U.S.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the second quarter of 1999 from 23% in the second quarter of 1998, primarily due to an increase in selling, general, and administrative expenses as a percentage of revenues in the Raw Materials segment due to lower revenues. Selling, general, and administrative expenses increased to $4.3 million in the second quarter of 1999 from $3.3 million in the second quarter of 1998, principally as a result of the inclusion of expenses at Radiometrie U.S.

      Research and development expenses increased to $1.3 million in the second quarter of 1999 from $0.6 million in the second quarter of 1998, primarily due to the inclusion of research and development expenses from Radiometrie U.S.

      In the second quarter of 1999, the Company reversed $0.4 million of previously established restructuring reserves that were not required (Note 6).

      Interest income decreased to $0.3 million in the second quarter of 1999 from $0.7 million in the second quarter of 1998, primarily due to a decrease in average invested balances resulting from the use of cash for the July 1998 acquisition of Radiometrie U.S. Interest expense remained unchanged at $0.1 million in the second quarter of 1999 and 1998.

      The effective tax rate was 39% in the second quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

First Six Months 1999 Compared With First Six Months 1998

      Revenues increased 17% to $34.1 million in the first six months of 1999 from $29.1 million in the first six months of 1998. Finished Materials segment revenues increased $12.6 million to $26.7 million due to the inclusion of $11.7 million in revenues from Radiometrie U.S., acquired July 1998. This increase was offset in part by the unfavorable effects of currency translation as a result of a strengthening of the U.S. dollar relative to currencies in foreign countries in which the Company operates, which decreased revenues $0.1 million in the Finished Materials segment. Raw Materials segment revenues decreased $7.6 million, primarily due to the reason described in the results of operations for the second quarter, offset in part by the inclusion of $0.6 million in revenues from MF Physics, acquired October 1998.

      The gross profit margin decreased to 42% in the first six months of 1999 from 45% in the first six months of 1998, principally due to a decrease in the gross profit margin in the Raw Materials segment due to the reduction in revenues relative to the level of fixed costs.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first six months of 1999 from 24% in the first six months of 1998, due to an increase in selling, general, and administrative expenses as a percentage of revenues in the Raw Materials segment due to lower revenues. Selling, general, and administrative expenses increased to $8.8 million in the first six months of 1999 from $7.1 million in the first six months of 1998, principally as a result of the inclusion of expenses at Radiometrie U.S.

      Research and development expenses increased to $2.9 million in the first six months of 1999 from $1.6 million in the first six months of 1998, due primarily to the inclusion of research and development expenses from Radiometrie
U.S.


First Six Months 1999 Compared With First Six Months 1998 (continued)

     In the first six months of 1999, the Company reversed $0.4 million of previously established restructuring reserves that were not required (Note 6).

      Interest income decreased to $0.4 million in the first six months of 1999 from $1.4 million in the first six months of 1998, primarily due to a decrease in average invested balances resulting from the use of cash for the July 1998 acquisition of Radiometrie U.S. Interest expense remained unchanged at $0.2 million in the first six months of 1999 and 1998.

      The effective tax rate was 39% in the first six months of 1999 and 1998.
The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences.

Liquidity and Capital Resources

      Consolidated working capital was $36.4 million and $35.8 million at July
3, 1999, and January 2, 1999, respectively. Included in working capital are cash and cash equivalents of $2.9 million at July 3, 1999, compared with $15.1 million at January 2, 1999. In addition, as of July 3, 1999, the Company had
$13.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron
Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of 1999, $1.2 million of cash was provided by operating activities. Cash provided by the Company's operations was offset in part by $2.6 million of cash used to fund a decrease in accounts payable and other current liabilities, primarily due to the timing of payments.

      Excluding advance to affiliate activity, the Company's primary investing activities included the receipt of a $4.1 million adjustment of the purchase price for Radiometrie U.S. (Note 5). In addition, the Company will receive an additional post-closing adjustment of $4.3 million, payable over the remainder of 1999. The Company used $0.3 million for purchases of property, plant, and equipment. The Company plans to make additional capital expenditures of approximately $0.7 million during the remainder of 1999.

      On July 5, 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited (Amdel), for approximately $7.0 million in cash and the assumption of certain liabilities. Amdel is an Australia-based provider of on-line process instruments for the minerals industry (Note 8).

      The Company's financing activities used $3.6 million of cash during the first six months of 1999. The Company used $2.6 million of cash to repurchase
Company common stock pursuant to an authorization by the Company's Board of Directors. At July 3, 1999, the Company had $2.8 million remaining under its authorization to purchase Company common stock in the open market or negotiated transactions through September 1999. Any such purchases are funded from working capital. In addition, the Company used $0.7 million of cash to fund a net decrease in short-term obligations.

      Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms, or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.




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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 90% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by November 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with, or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The
Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or are early in their expected life.
The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is also following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by November 1999.



Year 2000 (continued)

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Stockholders, the stockholders elected six incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were Mr. Joseph A. Baute, Mr. Willard R.
Becraft, Mr. Ernesto A. Corte, Mr. Denis A. Helm, Mr. Earl R. Lewis, and Mr.
John T. Keiser. Each director received 7,090,701 shares voted in favor of his election and 12,482 shares voted against. No abstentions or broker "non-votes" were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          METRIKA SYSTEMS CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999 between the Registrant and Thermo Electron
               Corporation.

10.2           Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.3           Amended and Restated Equity Incentive Plan of the Registrant.

27             Financial Data Schedule.