Form 10-Q
period 1999-10-02
METRIKA SYSTEMS CORP
filed 1999-11-04
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

           Class                       Outstanding at October 29, 1999
 Common Stock, $.01 par   value                 7,418,128



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           METRIKA SYSTEMS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $12,752 under repurchase agreement               $  2,401    $15,093
   with affiliated company in 1998)
 Advance to affiliate (Note 7)                                                          14,425          -
 Accounts receivable, less allowances of $5,054 and $2,286 (Note 5)                     18,703     25,066
 Unbilled contract costs and fees                                                        8,193      7,224
 Inventories:
   Raw materials and supplies                                                            9,468      8,036
   Work in process                                                                       4,826      3,746
   Finished goods                                                                          593        475
 Prepaid income taxes                                                                    6,329      4,439
 Other current assets (Note 5)                                                           4,418        806
                                                                                      --------   --------

                                                                                        69,356     64,885
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 16,222     17,596
 Less:  Accumulated depreciation and amortization                                        5,731      5,772
                                                                                      --------   --------

                                                                                        10,491     11,824
                                                                                      --------   --------

Other Assets                                                                             2,168      4,087
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             30,008     24,648
                                                                                      --------   --------

                                                                                      $112,023   $105,444
                                                                                      ========   ========




                           METRIKA SYSTEMS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Short-term obligations and current maturity of long-term obligation                  $ 16,795    $ 6,303
   (includes advance from affiliate of $4,334 in 1999; Note 7)
 Accounts payable                                                                        2,999      3,291
 Accrued payroll and employee benefits                                                   2,432      2,589
 Accrued income taxes                                                                    2,225      1,024
 Customer deposits                                                                       1,840      1,302
 Billings in excess of contract costs and fees                                           2,931      2,163
 Accrued installation and warranty costs (Note 5)                                        4,072      3,508
 Other accrued expenses (Note 5)                                                         3,821      4,986
 Due to parent company and affiliated companies                                          3,265      3,901
                                                                                      --------   --------

                                                                                        40,380     29,067
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,572      1,572
                                                                                      --------   --------

Accrued Pension Costs                                                                    4,736      4,983
                                                                                      --------   --------

Long-term Obligation                                                                         -      3,437
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                                83         83
   8,270,728 and 8,267,828 shares issued
 Capital in excess of par value                                                         58,665     58,641
 Retained earnings                                                                      14,948     12,500
 Treasury stock at cost, 852,600 and 533,700 shares                                     (7,225)    (4,620)
 Deferred compensation                                                                     (24)         -
 Accumulated other comprehensive items (Note 2)                                         (1,112)      (219)
                                                                                      --------   --------

                                                                                        65,335     66,385
                                                                                      --------   --------

                                                                                      $112,023   $105,444
                                                                                      ========   ========











The accompanying notes are an integral part of these consolidated financial statements.



                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------  ----------

Revenues                                                                               $18,071     $20,345
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       11,205      12,406
 Selling, general, and administrative expenses                                           4,573       3,868
 Research and development expenses                                                       1,229       1,634
 Restructuring costs (Note 6)                                                                -         624
                                                                                       -------     -------

                                                                                        17,007      18,532
                                                                                       -------     -------

Operating Income                                                                         1,064       1,813

Interest Income                                                                            208         280
Interest Expense                                                                          (173)       (106)
                                                                                       -------     -------

Income Before Provision for Income Taxes                                                 1,099       1,987
Provision for Income Taxes                                                                 512         736
                                                                                       -------     -------

Net Income                                                                             $   587     $ 1,251
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .08     $   .15
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                   7,418       8,258
                                                                                       =======     =======

 Diluted                                                                                 7,419       8,271
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.


                           METRIKA SYSTEMS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $52,166     $49,441
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       31,145      28,308
 Selling, general, and administrative expenses                                          13,408      10,928
 Research and development expenses                                                       4,127       3,255
 Restructuring costs (Note 6)                                                             (402)        624
                                                                                       -------     -------

                                                                                        48,278      43,115
                                                                                       -------     -------

Operating Income                                                                         3,888       6,326

Interest Income                                                                            637       1,671
Interest Expense                                                                          (375)       (342)
                                                                                       -------     -------

Income Before Provision for Income Taxes                                                 4,150       7,655
Provision for Income Taxes                                                               1,702       2,955
                                                                                       -------     -------

Net Income                                                                             $ 2,448     $ 4,700
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .33     $   .57
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                   7,470       8,264
                                                                                       =======     =======

 Diluted                                                                                 7,471       8,276
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.



                           METRIKA SYSTEMS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  2,448    $  4,700
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,896       1,401
   Provision for losses on accounts receivable                                             404         302
   Other noncash items                                                                     218         440
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                 1,068       2,002
     Inventories and unbilled contract costs and fees                                   (2,090)     (2,117)
     Other current assets                                                               (1,005)       (901)
     Accounts payable                                                                     (554)       (683)
     Due to parent company and affiliated companies                                       (783)       (578)
     Other current liabilities                                                          (1,324)     (1,374)
                                                                                      --------    --------

       Net cash provided by operating activities                                           278       3,192
                                                                                      --------    --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                            (7,729)    (27,554)
 Refund of acquisition purchase price (Note 5)                                           4,574           -
 Advances to affiliate, net (Note 7)                                                   (14,425)          -
 Purchases of property, plant, and equipment                                              (381)       (321)
 Other                                                                                      88          22
                                                                                      --------    --------

       Net cash used in investing activities                                           (17,873)    (27,853)
                                                                                      --------    --------

Financing Activities:
 Purchases of Company common stock                                                      (2,605)     (1,209)
 Change in short-term obligations                                                       10,698      (4,174)
 Repayment of long-term obligation                                                      (3,117)       (534)
                                                                                      --------    --------

       Net cash provided by (used in) financing activities                               4,976      (5,917)
                                                                                      --------    --------

Exchange Rate Effect on Cash                                                               (73)        573
                                                                                      --------    --------

Decrease in Cash and Cash Equivalents                                                  (12,692)    (30,005)
Cash and Cash Equivalents at Beginning of Period                                        15,093      44,044
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  2,401    $ 14,039
                                                                                      ========    ========

Noncash Activities:
 Fair value of assets of acquired companies                                           $  8,999    $ 39,936
 Cash paid for acquired companies                                                       (7,767)    (28,425)
                                                                                      --------    --------

       Liabilities assumed of acquired companies                                      $  1,232    $ 11,511
                                                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Metrika Systems Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as a component of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in 1998, unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $1,097,000 and $1,531,000, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $1,555,000 and $5,367,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                        $ 587      $1,251     $2,448      $4,700
                                                                  -----      ------     ------      ------

Weighted Average Shares                                           7,418       8,258      7,470       8,264
                                                                  -----      ------      -----      ------

Basic Earnings per Share                                          $ .08      $  .15      $ .33      $  .57
                                                                  =====      ======      =====      ======

Diluted
Net Income                                                        $ 587      $1,251     $2,448      $4,700
                                                                  -----      ------     ------      ------

Weighted Average Shares                                           7,418       8,258      7,470       8,264
Effect of Stock Options                                               1          13          1          12
                                                                  -----      ------      -----      ------

Weighted Average Shares, as Adjusted                              7,419       8,271      7,471       8,276
                                                                  -----      ------      -----      ------

Diluted Earnings per Share                                        $ .08      $  .15      $ .33      $  .57
                                                                  =====      ======      =====      ======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 402,000 of such options outstanding, with exercise prices ranging from $8.08 to $15.11 per share.

4.    Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 On-line Finished Materials Quality Control                     $13,150     $13,850    $39,829     $27,932
 On-line Raw Materials Analysis                                   4,921       6,495     12,337      21,509
                                                                 ------     -------     ------     -------

                                                                $18,071     $20,345    $52,166     $49,441
                                                                =======     =======    =======     =======

Income Before Provision for Income Taxes:
 On-line Finished Materials Quality Control (a)                  $2,050     $   930     $6,186     $ 2,990
 On-line Raw Materials Analysis                                    (630)      1,070     (1,381)      4,111
 Corporate (b)                                                     (356)       (187)      (917)       (775)
                                                                 ------     -------     ------     -------

 Total operating income                                           1,064       1,813      3,888       6,326
 Interest income, net                                                35         174        262       1,329
                                                                 ------     -------     ------     -------

                                                                 $1,099     $ 1,987     $4,150     $ 7,655
                                                                 ======     =======     ======     =======

(a) Includes reversal of previously recorded restructuring costs of $0.4 million in the nine-month period ended October 2, 1999, and restructuring costs of $0.6 million in the three- and nine-month periods ended October 3, 1998.
(b) Primarily general and administrative expenses.

5.     Acquisition

      In July 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited (Amdel Instrumentation), for $7,767,000 in cash and the assumption of certain liabilities. Amdel Instrumentation is an Australia-based provider of on-line process instruments for the minerals industry. The Company funded the purchase of Amdel Instrumentation principally through the establishment of a line of credit of approximately $7,000,000. The facility is due on demand and bears interest at a variable rate, which was 5.7% at October 2, 1999. The facility expires in July 2002 and is guaranteed by Thermo Electron Corporation. In addition, Amdel Instrumentation has obtained a line of credit for working capital purposes, which permits borrowings of up to approximately $3,000,000. This line expires in July 2000 and is guaranteed by Thermo Electron. As of October 2, 1999, the Company had borrowings of $1,829,000 under this working capital line of credit.

      This acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from its date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $5,988,000, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, the Company has gathered no information that indicates the final purchase price allocation will differ materially from the preliminary estimate.

      Based on unaudited data, the following table presents selected financial information of the Company and Amdel Instrumentation on a pro forma basis, assuming the companies had been combined since the beginning of 1998.




5.    Acquisition (continued)

                                                               Three Months Ended       Nine Months Ended
                                                                         October 3, October 2,  October 3,
(In thousands except per share amounts)                                        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues                                                                    $21,647    $55,150    $ 53,904
Net Income                                                                    1,297      2,675       5,196
Basic and Diluted Earnings per Share                                            .16        .36         .63

      The pro forma results are not necessary indicative of future operations or the actual results that would have occurred had the acquisition of Amdel
Instrumentation been made at the beginning of 1998.

      In July 1998, the Company acquired the stock of Honeywell-Measurex Data
Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex
Corporation. This business was renamed Radiometrie Corporation (Radiometrie
U.S.). During the first quarter of 1999, the Company received a refund of $574,000 related to a previously agreed upon purchase price adjustment in connection with the acquisition of Radiometrie U.S. Also during the first quarter of 1999, the Company and Honeywell negotiated a post-closing adjustment under the terms of the purchase agreement pertaining to the determination of the amount of certain assets and liabilities of Radiometrie U.S. at the date of acquisition for which Honeywell had maintained responsibility. This negotiation resulted in an amount due to the Company of $7,800,000, which is payable to the Company in three installments from April through December 1999, of which $4,000,000 has been received through the third quarter of 1999. The remaining
$3,800,000 has been recorded as a receivable and is included in other current assets in the accompanying 1999 balance sheet. A corresponding increase in the allowance for bad debts and certain liability accounts has been recorded to reflect the transfer of responsibility for these matters to the Company.

      The Company has undertaken a restructuring in connection with its 1999 and 1998 acquisitions. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, have included a reduction in staffing levels, relocation of certain personnel, and abandonment of excess facilities at the acquired businesses. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with the requirements of EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, primarily included completion of planned severances, relocation of certain personnel, and abandonment of excess facilities for the acquisition of Amdel Instrumentation. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment          Other         Total
                                                                   of Excess
(In thousands)                                      Severance     Facilities
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                              $ 418          $ 144          $ 101          $ 663
 Reserves established                                     306             82            150            538
 Usage                                                   (541)          (181)          (185)          (907)
 Decrease due to finalization of                         (130)           (15)             -           (145)
   restructuring plan, recorded as a decrease
   to cost in excess of net assets of
   acquired companies
 Currency translation                                      (1)             -             (1)            (2)
                                                        -----          -----          -----          -----

Balance at October 2, 1999                              $  52          $  30          $  65          $ 147
                                                        =====          =====          =====          =====



6.     Restructuring Costs

      During 1998, the Company accrued severance costs for 35 employees. Through
July 3, 1999, the Company had severed 30 employees and, during the second quarter of 1999, determined that the remaining 5 employees would not be terminated. Accordingly, the Company reversed the remaining $402,000 of previously established restructuring reserves.

7.    Cash Management Arrangements

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      Effective August 1999, the Company's Germany-based subsidiary commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts borrowed from the subsidiary of Thermo Electron bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least
100% of all funds invested under this cash management arrangement by all Thermo
Electron subsidiaries. The Company can withdraw its funds invested in this arrangement with no prior notice. Amounts borrowed under this arrangement are included in "advance from affiliate" in the accompanying balance sheet.

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

      The Raw Materials segment has been adversely affected by a downturn in the minerals industry due to a reduction in prices for commodities, which has resulted in lower capital spending. There can be no assurance as to the timing of a recovery in this industry.


Overview (continued)

      The Company may supplement its internal growth with strategic acquisitions of complementary businesses. In July 1998, the Company acquired the stock of Honeywell-Measurex Data Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex Corporation. This business, renamed Radiometrie Corporation
(Radiometrie U.S.), is included in the Finished Materials segment and manufactures computerized, noncontact thickness, coating, and other measurement systems for the flat metal processing industry. In October 1998, the Company acquired MF Physics Corporation. MF Physics manufactures neutron generators and neutron activation analysis systems. In July 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited (Amdel Instrumentation).
Amdel Instrumentation is a provider of on-line process instruments for the minerals industry (Note 5). MF Physics and Amdel Instrumentation are included in the Raw Materials segment.

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

      Exports from the Company's U.S. operations are denominated in U.S.
dollars. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.
Since the operations of the Finished Materials segment are conducted primarily in Europe, the Company's operating results could be adversely affected by capital spending and economic conditions in Europe. The Company's strategy is to expand its Finished Materials segment in geographic areas outside of Europe, with particular emphasis in North America, which in turn may reduce the Company's exposure to European market conditions. Similarly, in the Raw
Materials segment, the Company's strategy is to expand operations globally to reduce exposure to market conditions in any specific region. The Company's acquisitions of Maryland-based Radiometrie U.S. and Australia-based Amdel
Instrumentation were part of these strategies.

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues were $18.1 million in the third quarter of 1999, compared with $20.3 million in the third quarter of 1998. Revenues in the Finished Materials segment decreased $0.7 million to $13.2 million. The unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues in the Finished Materials segment by $0.4 million. Revenues in the Raw Materials segment decreased $1.6 million to $4.9 million, primarily due to a reduction in spending by raw-material producers, particularly in the cement sector, offset in part by the inclusion of $1.7 million in revenues from acquisitions. The reduction in spending is expected to continue to adversely affect sales and profitability in the Raw Materials segment through the end of 1999. While total backlog as of October 2, 1999, was down 4% from year-end 1998, backlog at the Finished Materials segment has decreased 25% or $6.0 million during this period, due in part to a reduction in capital spending in the metals industry.

      The gross profit margin decreased to 38% in the third quarter of 1999 from 39% in the third quarter of 1998, principally due to lower margins as a result of lower revenues relative to the level of fixed costs in the Raw Materials segment. This decrease was offset in part by improved gross margins in the Finished Materials segment due to increased operational efficiencies at Radiometrie U.S. as a result of staff reductions and the consolidation of facilities.


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 25% in the third quarter of 1999 from 19% in the third quarter of 1998, primarily due to an increase in selling, general, and administrative expenses as a percentage of revenues in the Raw Materials segment, due to a decline in revenues. Selling, general, and administrative expenses increased to $4.6 million in 1999 from $3.9 million in 1998, principally as a result of the inclusion of expenses at Amdel Instrumentation.

      Research and development expenses decreased to $1.2 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, primarily due to cost reduction efforts and the re-allocation of resources to the servicing of ongoing contracts, offset in part by the inclusion of $0.1 million of expenses from acquisitions.

      During the third quarter of 1998, the Company recorded restructuring costs of $0.6 million related to severance costs.

      Interest income decreased to $0.2 million in the third quarter of 1999 from $0.3 million in the third quarter of 1998, primarily due to a decrease in average invested balances. Interest expense increased to $0.2 million in the third quarter of 1999 from $0.1 million in the third quarter of 1998, primarily due to an increase in short-term obligations as a result of the financing of the acquisition of Amdel Instrumentation (Note 5).

      The effective tax rate was 47% and 37% in the third quarter of 1999 and 1998, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences. The effective income tax rate increased in the third quarter of fiscal 1999 due to the higher relative impact of nondeductible amortization of cost in excess of net assets of acquired companies due to a decrease in income before provision for income taxes.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues increased to $52.2 million in the first nine months of 1999 from $49.4 million in the first nine months of 1998. Revenues in the Finished
Materials segment increased $11.9 million to $39.8 million due to the inclusion of $11.7 million in revenues from Radiometrie U.S., acquired July 1998, offset in part by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates, which decreased revenues $0.5 million. Revenues in the Raw Materials segment decreased $9.2 million, primarily due to the reason described in the results of operations for the third quarter, offset in part by the inclusion of $2.3 million in revenues from acquisitions.

      The gross profit margin decreased to 40% in the first nine months of 1999 from 43% in the first nine months of 1998, principally due to lower margins as a result of lower revenues relative to the level of fixed costs in the Raw
Materials segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first nine months of 1999 from 22% in the first nine months of 1998, due to an increase in selling, general, and administrative expenses as a percentage of revenues in the Raw Materials segment, due to a decline in revenues. Selling, general, and administrative expenses increased to $13.4 million in 1999 from $10.9 million in 1998, principally as a result of the inclusion of expenses at Radiometrie U.S. and Amdel Instrumentation.

      Research and development expenses increased to $4.1 million in the first nine months of 1999 from $3.3 million in the first nine months of 1998, due primarily to the inclusion of research and development expenses from Radiometrie
U.S. offset in part by cost reduction efforts and the re-allocation of resources to the servicing of ongoing contracts.

      During the first nine months of 1999, the Company reversed $0.4 million of previously established restructuring reserves that were not required (Note 6).
During the first nine months of 1998, the Company recorded restructuring costs of $0.6 million related to severance costs.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Interest income decreased to $0.6 million in the first nine months of 1999 from $1.7 million in the first nine months of 1998, primarily due to a decrease in average invested balances resulting from the use of cash for the July 1998 acquisition of Radiometrie U.S. Interest expense remained relatively unchanged at $0.4 million and $0.3 million in the first nine months of 1999 and 1998, respectively.

      The effective tax rate was 41% and 39% in the first nine months of 1999 and 1998, respectively. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and foreign tax rate and tax law differences. The effective tax rate increased during the first nine months of 1999, primarily due to the reason discussed in the results of operations for the third quarter.

Liquidity and Capital Resources

      Consolidated working capital was $29.0 million at October 2, 1999, compared with $35.8 million at January 2, 1999. Included in working capital are cash and cash equivalents of $2.4 million at October 2, 1999, compared with $15.1 million at January 2, 1999. In addition, as of October 2, 1999, the
Company had $14.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first nine months of 1999, $0.3 million of cash was provided by operating activities. Cash provided by the Company's operations was offset in part by $2.7 million of cash used to fund a decrease in current liabilities, primarily due to the timing of payments. Inventories and unbilled contract costs and fees used
$2.1 million of cash as a result of an increase in the volume of percentage-of-completion contracts in process.

      Excluding advance to affiliate activity, the Company's primary investing activities included the acquisition of the assets of Amdel Instrumentation, for $7.7 million in cash and the assumption of certain liabilities (Note 5). The
Company's investing activities also included the receipt of a $4.6 million adjustment of the purchase price for Radiometrie U.S. (Note 5). The Company received an additional $2.5 million of the purchase price adjustment on October
4, 1999. In addition, the Company expects to receive the final installment of the post-closing adjustment of $1.3 million, during the fourth quarter of 1999.
The Company used $0.4 million of cash for purchases of property, plant, and equipment. The Company plans to make additional capital expenditures of approximately $0.6 million during the remainder of 1999.

      The Company's financing activities provided $5.0 million of cash during the first nine months of 1999. An increase in short-term obligations provided
$10.7 million of cash, primarily as a result of borrowings under a line of credit that was established in conjunction with the acquisition of Amdel
Instrumentation (Note 5). During the first nine months of 1999, the Company used
$2.6 million of cash to repurchase Company common stock pursuant to an authorization by the Company's Board of Directors. In November 1999, the
Company's Board of Directors authorized the repurchase of up to an additional
$5.0 million of its own securities through November 1, 2000, in the open market or through negotiated transactions. Any such purchases are funded from working capital. In addition, the Company used $3.1 million of cash for the repayment of a long-term obligation.

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


Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. In the first phase of the program, the Company tested and evaluated its critical information technology systems and non-information technology systems for year 2000 compliance, which efforts included testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance, and testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated.
Based on its evaluations of its critical non-information technology systems, the Company believes that no material upgrades or modifications are required. The
Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 93% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that its remaining material information technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company followed up with its significant suppliers and vendors that did not respond to the Company's questionnaires. The Company has substantially completed the majority of its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.


Year 2000 (continued)

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are, and will continue to be, funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project.
Such costs are principally payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1999.

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

   27          Financial Data Schedule.