Form 10-K
period 2000-01-01
METRIKA SYSTEMS CORP
filed 2000-03-09
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-13085

                           METRIKA SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                       33-0733537
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

5788 Pacific Center Boulevard
San Diego, CA                                                 92121
(Address of principal executive offices)                   (Zip Code)

          Registrant's telephone number, including area code: (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
 Common Stock, $.01 par value                American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $14,897,000.

As of January 28, 2000, the Registrant had 7,408,128 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                     PART I

Item 1.  Business

(a)   General Development of Business.

      The businesses of Metrika Systems Corporation (the Company or the Registrant) operate in two segments: On-line Raw Materials Analysis (Raw Materials) and On-line Finished Materials Quality Control (Finished Materials).

      The Company's Raw Materials segment includes Gamma-Metrics, which designs, develops, manufactures, and sells on-line process-optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coals, cement, and minerals. Also included in this segment is MF Physics Corporation, which manufactures neutron generators, pneumatic sample-transfer systems, and a number of neutron-activation analysis products for raw materials. In July 1999, the Company acquired the assets of the Instrumentation division of Amdel Limited for $7.8 million in cash. This business has been renamed Gamma-Metrics Minerals Pty Ltd (Gamma-Metrics Minerals). Gamma-Metrics Minerals is an Australia-based provider of on-line process instruments for the minerals industry.

      The Company's Finished Materials segment consists of Radiometrie, which manufactures advanced systems used to measure and control parameters such as materials thickness, coating thickness, and coating weight in web-type materials such as metal strip, rubber, and plastic foils. Customers use these systems to improve product quality and consistency, lower material costs, reduce energy consumption, and minimize waste. This segment also includes Radiometrie Corporation (Radiometrie U.S.), formerly known as Honeywell-Measurex Data Measurement Corporation. Radiometrie U.S. manufactures and sells computerized noncontact thickness, coating, and other measurement systems for the flat metal processing industry.

      The Company's systems make real-time, on-line, precise measurements of materials using advanced scientific measurement techniques, including gamma spectroscopy, beta particle detection, laser spectroscopy, X-ray fluorescence, and ultrasound that allow noninvasive and nondestructive analysis. The systems incorporate proprietary intelligent sensors that have been developed for specific production processes along with ultrahigh-speed signal-processing electronics. These systems can be combined with the Company's proprietary real-time software to form integrated process optimization systems designed to fit the customer's specific application.

      The Company was incorporated as a Delaware corporation in November 1996. In connection with this incorporation, Thermo Instrument Systems Inc. transferred to the Company the assets, liabilities, and business of its Gamma-Metrics and Radiometrie businesses in exchange for 5,000,000 shares of the Company's common stock. As of January 1, 2000, Thermo Instrument owned 5,219,600 shares of the Company's common stock, representing 70% of such stock outstanding. Thermo Instrument is an 88%-owned subsidiary of Thermo Electron Corporation. As of January 1, 2000, Thermo Electron owned 627,100 shares of common stock of the Company, representing 8% of such stock outstanding. Thermo Instrument and Thermo Electron develop, manufacture, and sell measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Instrument's and Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On January 31, 2000, the Company announced that Thermo Instrument proposes to make a cash tender offer for any and all of the outstanding shares of the Company's common stock at $9.00 per share. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business. The completion of this transaction is subject to certain conditions, as outlined in Note 14 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders, which statements are incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

On-line Raw Materials Analysis

      The Company manufactures on-line process-optimization systems that noninvasively measure and analyze the physical and chemical properties of a stream of bulk solid materials in real time. The systems are primarily used to analyze the composition of raw materials for certain basic industries, such as coal, cement, and minerals. The analysis technique used in the Company's process-optimization systems involves neutron interrogation. Under neutron interrogation, each element, when activated by neutrons, emits gamma rays of unique characteristics that allow identification and quantification of the elements present. Neutron interrogation allows the entire stream of the material to be analyzed and eliminates the need for sampling. In addition, it provides accurate analysis of the materials, especially those that are nonhomogeneous, and can be used to analyze a broad range of substances. The systems contain proprietary sensors that detect gamma rays emitted from the material being analyzed, which are activated by the neutron source within the analyzer. This yields a composite gamma ray spectrum of the material. Through on-line high-speed spectroscopy, this spectrum is then decomposed into its constituent parts using microprocessors and sophisticated real-time analytical software. The analyzer can then translate this data into the elemental composition of the raw materials and can also use the information to infer certain quality-control parameters specific to the process.

      The Company currently markets the following family of products based on its neutron-interrogation technology:

      On-line Coal Analyzer. The Company's on-line coal analyzer can examine entire streams of coal at a rate of up to 400 tons per hour, determine the sulfur and ash concentration of the coal on a continuous basis, and can also simultaneously compute the calorific value of the coal, among other quality parameters. Customers can use the date to blend or sort the coal depending on its quality. The Company has developed proprietary high-speed software that can be incorporated into the system to enable the customer to automatically adjust and control the coal blending and sorting process on-line.



--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

      Coal analyzers are currently used by mines and coal-burning utilities. Coal mines can use the coal analyzer to improve profitability by blending coals of different quality to meet specific contract requirements or environmental regulatory standards by sorting out low-sulfur coal that can be sold for a premium or by controlling the specific gravity of separation in a coal-cleaning plant to ensure that quality specifications are met without over-cleaning. In addition to ensuring more consistent quality, on-line coal analysis improves recovery or yield from the mine, thus extending the life of a mine by reducing the risk of premature exhaustion of low-sulfur reserves that are required to balance high-sulfur reserves. Coal-burning utilities use the coal analyzers to reduce costs while satisfying environmental emissions regulations.

      CrossBelt Analyzer. The Company's CrossBelt Analyzer (CBA) is used primarily by the cement industry to analyze the composition of raw materials in cement production. The CBA is essentially a horizontal tunnel that is assembled around a customer's conveyor belt. The CBA analyzes materials traveling on a conveyor belt at speeds of up to 600 feet per minute and with material flow rates in excess of 1,000 tons per hour. The system generates data on the elemental composition of the entire stream of materials, and can use the information to infer certain quality-control parameters such as lime-saturation factor and silica ratio. The CBA can incorporate high-speed proprietary software, which allows the customer to automatically control production processes. The CBA is incorporated into the production line, enabling producers to control the mix of raw materials at the beginning of the production line or to automatically control the blending of additives with crushed limestone and clay further down the line. Both approaches enable the producer to achieve uniform cement quality. The CBA controls the production process by using the analytical data it compiles to automatically adjust the composition of the additive mix to achieve target quality levels. This approach helps reduce variations in the materials fed into the cement kiln, yielding several benefits: lower energy consumption, greater throughput, and extended refractory life.

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

      The Company also manufactures on-line X-ray slurry analyzers and on-line particle-size analyzers. The X-ray slurry analyzers are used in the mineral processing industry, primarily for copper, zinc, lead, molybdenum, and uranium, to measure the concentration of certain elements. The equipment can also be designed to automatically control and adjust the amount of reagents used in the mineral beneficiation process. The X-ray slurry analyzer provides customers who do not require a comprehensive analysis system with a cost-effective alternative to the Company's neutron-based mineral slurry analyzer. The on-line particle-size analyzers are real-time measuring instruments. The on-line particle-size analyzers use ultrasound technology, together with proprietary models, to determine the particle-size distribution and percent solids in mineral slurries.

      Software Products. The Company complements its application-specific sensor technology with process-optimization software. These systems use adaptive and predictive controls to maximize use of materials, as well as to blend raw materials to meet certain requirements in a cost-effective manner. The process of extracting, beneficiating, and utilizing raw materials is difficult to control due to variances in chemistry, size and shape, and time delays in the transport of materials from different points within the handling system. The Company's proprietary process control software can accomplish these optimization tasks by performing a model-based estimation and by adaptively controlling source materials.

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

      Neutron Generators. The Company is a supplier of neutron generators for the mining industry, national laboratories, and high-tech manufacturers. These products are used as part of a system to detect or measure elements of interest in a variety of applications including mineral exploration, oil well logging, explosives detection, and nuclear waste management.

On-line Finished Materials Quality Control

      The Company develops, manufactures, and markets gauges and process optimization systems for industrial manufacturing lines for continuous production of certain web-type materials. Web-type materials are flat sheet materials like paper, metal strip, plastic foil, rubber, and glass. Typical high-volume products made from web-type materials include all types of vehicle bodies and other parts, metals used for refrigerators and similar products, beverage and food cans, cladding for buildings, and rubber tires. The Company's instruments measure the total thickness, basis weight, and coating thickness of web-type materials such as plastic foils, hot and cold metal strip, rubber, glass, and non-woven fabrics, and are also capable of detecting pinholes in these webs. The measuring technology incorporated in the Company's products is based on partial absorption, reflection, or change in ionizing or infrared radiation, as well as white light, ultraviolet light, and laser beams, by the materials being measured. The Company's systems can measure a single point on the material being measured, several points, or can generate a "profile" of the web. Measured values are acquired without contacting the material and without interfering with the production process, have high measurement accuracy, and are extremely reliable despite hostile environments. The Company offers its measuring gauges with or without its process-optimization systems, which can be used to automatically regulate the customer's production process.

      The Company's products incorporate a variety of measurement gauges such as X-ray thickness gauges, isotope thickness gauges, X-ray fluorescence coating gauges, or beta-backscatter gauges, depending on the application. The thickness gauges manufactured by the Company basically function by measuring partial absorption of energy by the material to be measured. The change in the intensity of the energy emitted is detected by application-specific sensors, then processed by high-speed microprocessors, before emerging as the measured value. These instruments can incorporate the Company's high-speed proprietary software to form a fully integrated process-optimization system for continuous manufacturing processes and improved product quality.

      The Company's products reduce the use of raw materials and energy to maximize productivity and product quality. The total thickness of a web-type material, or the coating on it, is measured accurately at the point of manufacture by the Company's products and then compared with a target value. Adjustments can be made early in the process because the Company's products can accurately measure materials closer to the origin of the strip, thus reducing material waste.

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

      Research and development expenses for the Company were $5.5 million, $4.8 million, and $3.8 million in 1999, 1998, and 1997, respectively.

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

      (vii)  Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii) Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------  -------

Raw Materials                                                                            $16,067  $ 7,145
Finished Materials                                                                        15,151   23,645
                                                                                         -------  -------

                                                                                         $31,218  $30,790
                                                                                         =======  =======

      The 1998 backlog in the Raw Materials segment was unusually low, primarily due to a reduction in spending by raw-material producers and increased competition in that year. The decrease in backlog in 1999 in the Finished Materials segment was primarily due to a reduction in capital spending in the metals industry. The Company includes in backlog only those orders for which it has received firm purchase orders and for which delivery has been specified within twelve months. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge. Because of the possibility of customer changes in delivery schedules, cancellation of orders, and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

      We believe that substantially all of the backlog as of January 1, 2000, will be shipped or completed during 2000.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      In the Raw Materials segment, the Company competes primarily on performance and to a lesser extent on price. Competition regarding on-line coal and cement material analyzers is limited at present. Scantech Limited (Australia) is the Company's principal competitor in the on-line coal and cement material analysis markets. More recently, Polysius and Lucchin entered the cement market. The Company competes primarily with Outokumpu (Finland) in the on-line mineral slurry analysis market. The market for solids and multiphase analyzers for process control generally is fragmented, with numerous competitors. The Company believes it is a market leader in the segment of the solids and multiphase analyzer market for on-line bulk-materials analyzers using neutron interrogation.

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

      (xiii) Number of Employees

      As of January 1, 2000, the Company employed approximately 500 people. The Company has had no work stoppages and considers its relations with employees to be good.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive
                                  Officer)
        ------------------ ------ -----------------------------------------------------

        Ernesto A. Corte    61    President and Chief Executive Officer (1997)
        Werner G. Kramer    53    Executive Vice President (1997)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1998)
        Paul F. Kelleher    57    Chief Accounting Officer (1997)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal.  Mr. Corte has been President of the
Company since its inception in November 1996, and Chief Executive Officer since February 1998.  Mr.
Corte has been President of the Company's Gamma-Metrics subsidiary since 1993.  Mr. Kramer has been
Executive Vice President of the Company since its inception in November 1996 and President of the
Company's Radiometrie RM GmbH subsidiary since 1993.  Mr. Melas-Kyriazi was appointed Chief Financial
Officer of the Company and Thermo Electron on January 1, 1999.  Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988.  He was named President and Chief
Executive Officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument, in 1994.  In 1998, he became Vice President of Corporate Strategy for Thermo Electron.  Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron.  Messrs. Corte and Kramer
are full-time employees of the Company.  Messrs. Melas-Kyriazi and Kelleher are full-time employees of
Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000, are as follows:

Raw Materials

      The Company leases approximately 45,000 square feet in San Diego, California, pursuant to a lease that expires in 2004, 23,000 square feet in Adelaide, Australia, pursuant to a lease that expires in October 2000; and 11,000 square feet in Colorado Springs, Colorado, pursuant to a lease that expires in 2003. The Company uses these facilities for manufacturing, sales, and administration for its Raw Materials segment.

Finished Materials

      The Company leases approximately 53,000 square feet in Gaithersburg, Maryland, pursuant to leases expiring in 2002 and 2009; and approximately 19,000 square feet in Gloucester, England, pursuant to a lease expiring in 2001; and owns a facility with approximately 110,000 square feet in Erlangen, Germany, of which approximately 55,000 square feet are utilized by the Company, with the balance being utilized by another Thermo Instrument subsidiary. These facilities are used by the Company for manufacturing, sales, and administration for its Finished Materials segment.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and related matters, is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

      The information required under Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form 10-K.

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

Date:  March 8, 2000               METRIKA SYSTEMS CORPORATION


                                   By: /s/ Ernesto A. Corte
                                       Ernesto A. Corte
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 8, 2000.

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


By:  /s/ John T. Keiser                Director
     John T. Keiser


By:  /s/ Earl R. Lewis                 Director
     Earl R. Lewis

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Metrika Systems Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Metrika Systems Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                           METRIKA SYSTEMS CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)

Description                        Balance at   Provision    Accounts    Accounts   Other (a)     Balance
                                    Beginning  Charged to   Recovered     Written                  at End
                                      of Year     Expense                     Off                 of Year
---------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000             $2,286      $  466      $  102      $ (720)     $  (81)      $2,053

Year Ended January 2, 1999             $  671      $  470      $   40      $ (606)     $1,711       $2,286

Year Ended January 3, 1998             $  440      $  633      $  209      $ (713)     $  102       $  671


Description                             Balance at   Established    Activity                      Balance
                                         Beginning    as Cost of  Charged to                       at End
                                           of Year  Acquisitions     Reserve      Other (c)       of Year
------------------------------------- ------------- ------------- ------------ -------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                 $   663       $   679      $(1,215)     $    (2)       $   125

Year Ended January 2, 1999                 $    68       $ 1,380      $  (785)     $     -        $   663

Year Ended January 3, 1998                 $     -       $   350      $  (282)     $     -        $    68


Description                             Balance at  Provision for                                 Balance
                                         Beginning  Restructuring Cash Payments                    at End
                                           of Year         Costs                  Other (c)       of Year
------------------------------------- ------------- ------------- ------------ ------------- -------------

Accrued Restructuring Costs (d)

Year Ended January 1, 2000                   $ 552         $(402)        $ (92)       $ (58)        $   -

Year Ended January 2, 1999                   $   -         $ 624         $(100)       $  28         $ 552

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Primarily the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.

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

10.3*          Tax Allocation Agreement dated as of November 26, 1996, between
               Thermo Electron and the Company.

10.4           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999, and incorporated herein by reference).

10.5           Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of
               December 3, 1997, between Thermo Instrument and the Company (filed as Exhibit 10.6 to the
               Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference).

10.6 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).

10.7           Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.3 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's
               Amended and Restated Equity Incentive Plan.

10.8*          Indemnification Agreement dated as of November 26, 1996, between
               Thermo Instrument and the Company.

10.9*          Letter Agreement dated as of December 4, 1996, between Thermo
               Instrument and the Company.


Exhibit
Number         Description of Exhibit

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

10.12*         Form of Indemnification Agreement for Officers and Directors.

10.13          Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.16 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference).

10.14*         Lease Agreement dated as of October 1, 1993, between Radiometrie
               RM GmbH (the Company's subsidiary), as lessor, and ESM Eberline
               Instruments Strahlen and Umweltmesstechnik GmbH, as lessee.

13             Annual Report to Shareholders for the year ended January 1, 2000 (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.

      Each exhibit above which is marked with an asterisk (*) is incorporated herein by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-25243].