Form 10-K/A
period 2000-01-01
METRIKA SYSTEMS CORP
filed 2000-04-28
CIK 1030054

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-13085

                           METRIKA SYSTEMS CORPORATION
            (Exact name of Registrant as specified in its character)

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

           Securities registered pursuant to Section 12(b)of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     ----------------------
Common Stock, $.01 par value                            American Stock Exchange

           Securities registered pursuant to section 12(g)of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.   X    No       .
                           -----     ------

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

As of January 28, 2000, the Registrant had 7,408,128 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 are hereby amended and restated in their entirety as follows:

                                    PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of measurement and detection instruments, and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery, is reported in Item 12
- "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------
Joseph A. Baute         Mr.  Baute,  72, has been a director of the  Corporation
                        since  June  1997.  Since  1993,  Mr.  Baute  has been a
                        consultant  to Markem  Corporation,  a  manufacturer  of
                        marking  and  printing  machinery,  specialty  inks  and
                        printing elements.  Mr. Baute was the chairman and chief
                        executive  officer of Markem  Corporation  from 1977 and
                        1979, respectively,  until his retirement in 1993. He is
                        also a director  of  Houghton-Mifflin  Company  and INSO
                        Corporation.
--------------------------------------------------------------------------------
Willard R. Becraft      Mr. Becraft,  74, has been a director of the Corporation
                        since May 1997.  Mr.  Becraft has been a  consultant  in
                        advanced    instrumentation   and   control   technology
                        development   since  1996.  He  was  an  executive  vice
                        president  of  Northwest  Instrument  Systems,  Inc.,  a
                        business    he    co-founded    to   develop    specific
                        instrumentation   services  with   applications  in  the
                        environmental  field,  for more than five years prior to
                        his retirement in July 1996. Mr. Becraft spent more than
                        30  years  of  his  business  career  with  the  General
                        Electric Company in various management  capacities,  and
                        was  responsible  for managing  research and development
                        and product  development  activities in  instrumentation
                        and control,  fusion energy,  solar energy,  jet engines
                        and spacecraft systems.
--------------------------------------------------------------------------------
Ernesto A. Corte        Mr.  Corte,  61, has been a director of the  Corporation
                        since  February  1998.  Mr.  Corte was  promoted  to the
                        position of chief  executive  officer of the Corporation
                        in February  1998,  and also serves as  president of the
                        Corporation,   a   position   he  has  held   since  the
                        Corporation's  inception in November 1996.  Prior to his
                        promotion,  Mr. Corte served as chief operating  officer
                        from  November  1996 to February  1998.  Mr.  Corte also
                        serves as president of the  Corporation's  Gamma-Metrics
                        subsidiary,  a manufacturer  and marketer of on-line raw
                        materials  analyzers,  since its  acquisition  by Thermo
                        Instrument in 1993.
--------------------------------------------------------------------------------
Denis A. Helm           Mr.  Helm,  61,  has been  chairman  of the  board and a
                        director  of the  Corporation  since  its  inception  in
                        November 1996, and served as chief executive  officer of
                        the Corporation  from November 1996 until February 1998.
                        Mr. Helm has been an executive  vice president of Thermo
                        Instrument  since  January  1999,  and was a senior vice
                        president of Thermo  Instrument from 1994 to 1998, and a
                        vice  president  from 1986  until  1994.  Mr.  Helm also
                        served  as  president  of  Thermo   Instrument's  Thermo
                        Environmental Instruments Inc. subsidiary,  from 1981 to
                        1998.  Thermo  Environmental  Instruments Inc.  designs,
                        manufactures and distributes instruments and systems for
                        detecting and monitoring environmental pollutants. He is
                        also a director of Spectra-Physics Lasers, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
John T. Keiser          Mr. Keiser,  64, has been a director of the  Corporation
                        since its  inception in November  1996.  He has been the
                        chief operating officer,  biomedical, of Thermo Electron
                        since  September  1998,  and a vice president from April
                        1997  until  his  promotion.  Mr.  Keiser  has  been the
                        president  and chief  executive  officer  of  Thermedics
                        Inc., a  majority-owned  subsidiary of Thermo  Electron,
                        since March 1998 and December  1998,  respectively,  and
                        was a senior vice president of Thermedics Inc. from 1994
                        until his promotion to  president.  He has also been the
                        president of Thermo  Electron's  wholly owned biomedical
                        group,   a   manufacturer   of  medical   equipment  and
                        instruments, since 1994. Mr. Keiser is a director of Thermedics Inc., Thermo Cardiosystems Inc., ThermoTrex
                        Corporation,  ThermoLase  Corporation  and Trex  Medical
                        Corporation.

--------------------------------------------------------------------------------
Earl R. Lewis           Mr.  Lewis,  56, has been a director of the  Corporation
                        since its inception in November 1996. Mr. Lewis has been
                        president   and  chief   executive   officer  of  Thermo
                        Instrument   since   March   1997  and   January   1998,
                        respectively,  and was chief operating officer of Thermo
                        Instrument from January 1996 to January 1998. Prior to that time, he was executive vice president of Thermo
                        Instrument from January 1996 to March 1997, senior vice president of Thermo Instrument from January 1994 to January 1996, and vice president of Thermo Instrument from March 1992 to January 1994. Mr. Lewis has been chief operating officer, measurement and detection, of Thermo Electron since September 1998. Prior to his appointment as chief operating officer, Mr. Lewis served as senior vice president of Thermo Electron from June
                        1998 to September 1998 and vice president from September
                        1996 to June 1998. Mr. Lewis served as chief executive officer of Thermo Optek Corporation, a majority-owned subsidiary of Thermo Instrument and a manufacturer of analytical instruments that measure energy and light for purposes of materials analysis, characterization and preparation, from its inception in August 1995 to January 1998. Mr. Lewis is a director of FLIR Systems,
                        Inc., Spectra-Physics Lasers, Inc., SpectRx Inc., Thermo
                        Instrument,  Thermo Optek  Corporation  and  ThermoQuest
                        Corporation.

--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The present members of the audit committee are Mr. Becraft (Chairman) and Mr. Baute. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Baute (Chairman) and Mr. Becraft. The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met five times, the audit committee met twice and the human resources committee met five times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999.

         The board of directors has also established a special committee (the "Special Committee") consisting solely of outside directors for the purpose of evaluating the terms of the proposed transaction with Thermo Instrument pursuant to which the Corporation would be taken private and making a recommendation to the stockholders as to the advisability of such proposed transaction. See Item 13 - "Certain Relationships and Related Transactions - Thermo Electron Corporate Reorganization". The sole member of the Special Committee is Mr. Baute.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         Outside directors receive an annual retainer of $2,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Corte, Mr. Helm, Mr. Keiser and Mr. Lewis are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         In addition, the member of the Special Committee receives a one-time retainer of $10,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

         DEFERRED COMPENSATION PLAN

         Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change of control or proposed change of control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of January 1, 2000 a total of 75,000 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan and deferred units equal to approximately 3,874 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         STOCK-BASED COMPENSATION

         Directors of the Corporation are also eligible for the grant of stock options under the Corporation's stock-based compensation plans. These plans are administered by the human resources committee of the board of directors, which determines the form and terms of stock-based awards to be granted. To date, only nonqualified stock options have been granted to directors under these plans. At the time of the Corporation's initial public offering, directors received a grant of options to purchase 10,000 shares of Common Stock, at an exercise price of $15.00. These options may be exercised at any time prior to the expiration of the option on the seventh anniversary of the grant date. Shares acquired upon exercise of the options are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price if the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed 20% per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date.

STOCK OWNERSHIP POLICY FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Annual Report on Form 10-K for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Corporation as of the end of fiscal 1999. These officers are together referred to as the "named executive officers."

         The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. See Item 13 - "Certain Relationships and Related Transactions." Accordingly, the compensation for these individuals is not reported in the following table.


                                               SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                                                             ---------------------
                                    Annual Compensation    Restricted       Securities
    Name and                Fiscal                            Stock         Underlying            All Other
Principal Position           Year    Salary     Bonus       Award (1)       Options (2)        Compensation (3)
-------------------         ------   ------     ------      ---------       ------------       ----------------
Ernesto A. Corte             1999    $185,000   $42,200    $24,288 (MKA)     40,000 (THI)         $9,764  (4)
  President and Chief        1998    $170,071   $50,000           --         10,000 (MKA)         $7,154 (4)
  Executive Officer                                                           3,949 (TMO)
                                                                              7,500 (ONX)
                                                                              2,000 (RGI)
                                                                              1,000 (TDX)
                                                                             14,999 (THI)
                                                                                511 (TKN)
                                                                              1,000 (TRIL)
                             1997    $163,530   $55,000           --         35,000 (MKA)         $7,508 (4)
                                                                             20,000 (TMO)
----------------------------------------------------------------------------------------------------------------------
Werner G. Kramer (5)         1999   334,826 DM  60,736 DM         --             -- --                    --
  Executive Vice President   1998   277,546 DM  52,165 DM         --          6,000 (MKA)                 --
                             1997   282,325 DM  48,055 DM         --         30,000 (MKA)                 --
----------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Mr. Corte was awarded 2,900 shares of restricted Common Stock of the Corporation with a value of $24,288 on the grant date. The restricted stock award vests 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Mr. Corte held 2,900 restricted shares with an aggregate value of $17,400.

(2) Options granted by the Corporation are designated in the table as "MKA." In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Instrument Systems Inc. (designated in the table as THI),

         ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as TRIL).

(3)      Represents   the  amount  of   matching   contributions   made  by  the
         individual's employer on behalf of the named executive officers participating in the Thermo Electron 401(k) plan.

(4) In addition to the matching contribution referred to in footnote (3), such amount includes $2,564, $2,922 and $383, which represents the amount of compensation in 1999, 1998 and 1997, respectively, attributable to an interest-free loan provided to Mr. Corte pursuant to the Corporation's stock holding assistance plan. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan."

(5) Mr. Kramer is a citizen of Germany. Beginning with fiscal 1998, Mr. Kramer's compensation is determined in U.S. dollars and then converted into deutsche marks and paid in deutsche marks. Prior to fiscal 1998, Mr. Kramer's compensation was determined and paid in deutsche marks.

STOCK OPTIONS GRANTED DURING FISCAL 1999

         The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Corporation's named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.



                                                    OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                   Percent of                                 Value at Assumed
                         Number of Securities    Total Options                             Annual Rates of Stock
                           Underlying Options      Granted to      Exercise                 Price Appreciation for
                              Granted and        Employees in     Price Per   Expiration       Option Term (2)
Name                          Company (1)         Fiscal Year       Share        Date          5%           10%
----                          -----------         ------------      -----        ----          ---          ----

Ernesto A. Corte             40,000 (THI)           3.4%  (3)       $11.95     9/15/04      $132,060      $291,824
-------------------------------------------------------------------------------------------------------------------
Werner G. Kramer                 -- --                --            --          --            --              --
-------------------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year. Generally, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse ratably over a two year period with a five year option term, provided the optionee continues to be employed by the granting company or another Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table for the company abbreviations used in this table.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

STOCK OPTIONS EXERCISED DURING FISCAL 1999 AND FISCAL YEAR-END VALUES

         The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Corporation's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                    AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                     Value of
                                                                                                   Unexercised
                                                                               Number of           In-the-Money
                                                                               Securities           Options at
                                                                               Underlying            Fiscal at
                                                                           Unexercised Options      Fiscal Year
                                                Shares                      at Fiscal Year-End         -End
                                             Acquired on        Value         (Exercisable/       (Exercisable/
        Name               Company (2)         Exercise     Realized (1)    Unexercisable) (2)    Unexercisable)
        ----               -----------         --------     ------------    ------------------   --------------
Ernesto A. Corte              (MKA)               --             --              45,000  /0             $0  /--
                              (TMO)               --             --              43,949  /0           $237
                                                                                                            /--
                              (ONX)               --             --               7,500  /0             $0  /--
                              (RGI)               --             --               2,000  /0           $500  /--
                              (TDX)               --             --               1,000  /0             $0  /--
                              (THI)               500          $3,000           113,592  /0        $30,521  /--
                              (TMO)               --             --               7,500  /0         $6,788  /--
                              (TMQ)               --             --               5,000  /0             $0  /--
                              (TKN)               --             --                 511  /0            $28  /--
                             (TRIL)               --             --                  --  /1,000         --  /$0  (3)
----------------------------------------------------------------------------------------------------------------------
Werner G. Kramer              (MKA)                --             --             36,000  /0             $0  /--
                              (TMO)                --             --             10,000  /0             $0  /--
                              (THI)                --             --              5,954  /0         $3,955  /--
                              (TOC)                --             --              7,500  /0         $6,788  /--
                              (TMQ)                --             --              5,000  /0             $0  /--
----------------------------------------------------------------------------------------------------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under
         Section 12 of the Exchange Act or (ii) nine years after the grant date. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or ceases to serve as a director of, such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or the cessation of directorship, as the case may be. The repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of their grant date. The granting company may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table above for the company abbreviations used in this table in addition to the following company abbreviations: Thermo Optek Corporation (designated in the table as TOC) and ThermoQuest Corporation (designated in the table as TMQ).

(3) No public market existed for the shares underlying these options as of fiscal year-end. Accordingly, no value in excess of the exercise price has been attributed to these options.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual "for good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with Mr. Corte. This agreement provides that in the event Mr. Corte's employment is terminated under the circumstances described above, he would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, Mr. Corte would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that he holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, Mr. Corte would be entitled to a cash payment equal to $15,000 to be used toward outplacement services.

         Assuming that the severance benefits would have been payable as of January 1, 2000, the lump sum salary and bonus payment under such agreement to Mr. Corte would have been approximately $240,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Mr. Corte would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him, attributable to the receipt of such gross-up payment.

STOCK OWNERSHIP POLICIES

         The Committee has established a stock holding policy for the chief executive officer of the Corporation that requires him to own a multiple of his compensation in shares of the Corporation's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. Any loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. In 1997, Mr. Corte received a loan in the principal amount of $51,907.85 under this plan, of which the entire amount was outstanding as of January 1, 2000. See Item 13 - "Certain Relationships and Related Transactions Stock Holding Assistance Plan."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of January 31, 2000, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth below under the heading "Executive Compensation" (the "named executive officers") and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of January 31, 2000, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                           Metrika Systems      Thermo Instrument     Thermo Electron
               Name (1)                    Corporation (2)      Systems Inc. (3)      Corporation (4)
               --------                    ---------------      ----------------      ---------------
Thermo Electron Corporation (5).........       5,846,700                 N/A                   N/A
Joseph A. Baute.........................          12,937               1,407                     0
Willard R. Becraft......................          12,937                   0                     0
Ernesto A. Corte........................          54,700              87,575                23,949
Denis A. Helm...........................          26,000             278,638               167,163
John T. Keiser..........................          12,000             155,211               331,636
Werner G. Kramer........................          37,000               7,391                     0
Earl R. Lewis...........................          20,000             436,499               215,477
All directors and current executive
     officers as a group (8 persons)....         200,574           1,149,436             1,196,757


(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Mr. Baute, Mr. Becraft, Mr. Corte, Mr. Helm, Mr. Keiser, Mr. Kramer, Mr. Lewis and all directors and current executive officers as a group include 10,000, 10,000, 45,000, 25,000, 12,000, 36,000, 20,000 and 183,000 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of Common Stock beneficially owned by Mr. Baute, Mr. Becraft and all directors and current executive officers as a group include 1,937, 1,937 and 3,874 shares allocated through January 1, 2000 to their respective accounts under the Deferred Compensation Plan. No director or named executive officer beneficially owned more than 1% of Common Stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 2.70% of Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo Instrument beneficially owned by Mr. Baute, Mr. Corte, Mr. Helm, Mr. Keiser, Mr. Kramer, Mr. Lewis and all directors and current executive officers as a group include 1,407, 85,467, 216,250, 71,311, 5,954, 409,081 and 953,157 shares, respectively, that such person or group had the right to acquire within 60 days after January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by all directors and current executive officers as a group include 468 shares, respectively, allocated through January 31, 2000, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"). Shares of the common stock of Thermo Instrument beneficially owned by Mr. Helm include a total of 5,264 shares held in custodial accounts for the benefit of his minor children. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Lewis include 2,987 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Instrument outstanding as of January 31, 2000; all directors and current executive officers as a group did not beneficially own more than 1% of the common stock of Thermo Instrument outstanding as of such date.

(4) Shares of the common stock of Thermo Electron beneficially owned by Mr. Corte, Mr. Helm, Mr. Keiser, Mr. Lewis and all directors and current executive officers as a group include 23,949, 99,816, 263,230, 212,278 and 983,634 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo
         Electron beneficially owned by all directors and current executive officers as a group include 1,071 shares, respectively, allocated through January 31, 2000, to accounts maintained pursuant to the

         ESOP. Shares of the common stock of Thermo Electron beneficially owned by Mr. Helm include a total of 8,100 shares held in custodial accounts for the benefit of his minor children. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of January 31, 2000; all directors and current executive officers as a group did not beneficially own more than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) As of January 31, 2000, Thermo Electron, primarily through its majority-owned subsidiary Thermo Instrument, beneficially owned 78.93% of the outstanding Common Stock. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of January 31, 2000, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instance. Thermo Electron filed one Form 4 late reporting a total of six transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including general legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Corporation's total revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $576,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. In 1999, the Corporation paid Thermo Electron an additional $24,848 for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a Thermo subsidiary or ceases to be a participant in the Thermo Electron Corporate Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

         The Corporation leases approximately 54,900 square feet of its 110,000 square foot facility in Erlangen, Germany on a month-to-month basis to a wholly owned subsidiary of Thermo Instrument. The Thermo Instrument company is responsible for paying to the Corporation its pro rata share of occupancy expenses, including utilities and taxes, associated with the facility, which payments in 1999 amounted to $574,000 in the aggregate.

         In 1999, the Corporation purchased several x-ray source components for $178,000 from a subsidiary of Thermo Instrument.

         The Corporation, along with other U.K.-based Thermo Electron companies, participates in a notional pool arrangement in the U.K. with Barclays Bank, which includes a $114,943,000 credit facility. The Corporation has access to $4,690,000 under this credit facility. Under this arrangement, Barclays notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a negative cash balance of approximately $96,000 based on an exchange rate of $1.6171/GBP 1.00. For 1999, the average annual interest rate earned on GBP deposits by participants in this credit arrangement was approximately 5.44% and the average annual interest rate paid on overdrafts was approximately 5.8025%.

         At year-end 1998, $12,752,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement were readily convertible into cash by the Corporation. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Corporation and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Corporation for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Corporation has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. At year-end 1999, the Corporation had invested $19,775,000 under this arrangement. In addition, certain of the Corporation's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo Electron on terms similar to the domestic cash management arrangement. The Corporation has access to a $11,327,000 line of credit under this arrangement, of which the Corporation had borrowed $4,792,000 at year-end 1999. Interest under this arrangement is calculated based on Euro market rates and was 3.95% on the negative balance at year-end 1999.

         As of January 1, 2000, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $3,216,000 for amounts due under the Services Agreement and related administrative charges, for other products and services and for miscellaneous items, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products, services and for miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since January 2, 1999, was $3,901,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. In furtherance of this plan, Thermo Instrument commenced a cash tender offer for any and all of the outstanding shares of Common Stock of the Corporation (other than shares owned by Thermo Instrument and Thermo Electron) on March 31, 2000. The consideration being offered in the tender offer is $9.00 per share in cash, without interest. The goal of the tender offer is to bring Thermo Electron's and Thermo Instrument's combined equity ownership in the Corporation to at least 90%. If Thermo Electron and Thermo Instrument achieve this 90%-ownership level, the Corporation would then be taken private through a "short-form" merger at the same cash price as the tender offer.

         Executive officers and directors of the Corporation who hold shares of Common Stock in the Corporation will also receive $9.00 per share of Common Stock on the same terms as all the other stockholders. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

         In addition, certain executive officers and directors of the Corporation hold options to acquire shares of Common Stock (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), which options will be treated in the same manner as options held by other employees. In general, all unvested options held by such persons will be assumed by Thermo
Electron and converted into options to acquire shares of Thermo Electron's common stock. In the case of vested options held by such persons, the holders will be given the opportunity to elect either to convert the options into vested options for Thermo Electron common stock or to receive cash at the $9.00 transaction price less the applicable exercise price. Vested and unvested options that are assumed by Thermo Electron will be converted as follows: The number of shares of Thermo Electron common stock underlying each assumed option will equal the number of shares of Common Stock underlying the option before the transaction, multiplied by the "cash exchange ratio" described below, rounded down to the nearest whole number of shares of Thermo Electron common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the option before the transaction by the "cash exchange ratio" set forth below, rounded up to the nearest whole cent. The "cash exchange ratio" is a fraction, the numerator of which is $9.00 and the denominator of which is the closing price of Thermo Electron common stock on the day preceding the effective date of the transaction.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi (who is not a named executive officer of the Corporation for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in such table) holds options to purchase 25,000 shares of Common Stock.

         Additionally, certain directors participate in the Deferred Compensation Plan. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." On the effective date of the proposed transaction, the Deferred Compensation Plan will terminate and the participants will receive cash in an amount equal to the balance of such participant's stock units credited to his account under the Deferred Compensation Plan, multiplied by $9.00.

STOCK HOLDING ASSISTANCE PLAN

         The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the chief executive officer, to enable him to purchase Common Stock in the open market. In 1997, Mr. Corte received a loan in the principal amount of $51,907.85 under the stock holding assistance plan to purchase 3,200 shares of Common Stock, of which the entire amount was outstanding as of January 1, 2000. The loan to Mr. Corte is repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                              METRIKA SYSTEMS CORPORATION


                                          By: / s /  Sandra L. Lambert
                                             --------------------------------
                                             Sandra L. Lambert
                                             Secretary